Form 10QSB
period 2003-04-30
BLUE HAWK VENTURES INC
filed 2003-06-20
CIK 1191357

FORM 10-QSB

_________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

Commission file number: 000-50156

BLUE HAWK VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	71-0900799

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 644-5139

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,513,435 shares of Common Stock as of June 13, 2003.

Transitional Small Business Format.   Yes: ☐    No: ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

April 30, 2003

Assets

Current assets:
Cash	$47,660

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,602

Total current liabilities	2,602

Shareholders’ equity:
Common stock	10,513
Additional paid-in capital	77,902
Accumulated deficit	(43,580)
Cumulative translation adjustment	223

Total shareholders’ equity	45,058

$47,660

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2003 *	2003 *	2003

Expenses:
Stock-based compensation:
Organization costs and offering services	$-	$-	$4,500
Contributed rent (Note 2)	300	600	1,200
Contributed administrative support (Note 2)	-	50	200
Mineral interest acquisition costs (Note 3)	2,939	2,939	12,055
Professional fees	2,375	15,356	19,886
Office	1,301	1,603	2,835
Telephone	-	-	320
Other	62	1,964	2,819

Total expenses	6,977	22,512	43,815

Loss from operations	(6,977)	(22,512)	(43,815)
Interest income	36	84	235

Loss before income taxes	(6,941)	(22,428)	(43,580)

Income tax provision (Note 4)	-	-	-

Net loss	$(6,941)	$(22,428)	$(43,580)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435

*	The Company was incorporated on May 1, 2002; therefore, no comparative periods for the three and six months ended April 30, 2002 are presented.

See accompanying notes to condensed financial statements

     BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

		May 1, 2002
	Six Months	(Inception)
	Ended	Through
	April 30,	April 30,
	2003 *	2003

Net cash used in
operating activities	$(16,645)	$(35,078)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	82,515

Net cash provided by
financing activities	-	82,515

Effect of exchange rate changes on cash	183	223

Net change in cash	(16,462)	47,660

Cash, beginning of period	64,122	-

Cash, end of period	$47,660	$47,660

Supplemental disclosure of cash flow information:
Income taxes	$-	$-

Interest	$-	$-

*	The Company was incorporated on May 1, 2002; therefore, no comparative period for the six months ended April 30, 2002 is presented.

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended October 31, 2002 and the three months ended January 31, 2003 as filed in its Form 10-SB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On September 23, 2002, the Company entered into an Option to purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada (see Note 3).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer and a director contributed administrative services to the Company from May 1, 2002 (inception) through April 30, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

On September 23, 2002, the Company and a director entered into a trust agreement whereby the director of the Company will hold the Mineral Claims (see Note 3) on behalf of the Company until the initial exploration program is completed.

NOTE 3: OPTION ON MINERAL INTERESTS

On September 23, 2002, the Company entered into an Option to Purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada. Under the terms of the Option Agreement, the Company is required to:

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A.	Make option payments and issue shares of its common stock as follows:

	Cash	Common
	Payments	Stock	Due Date
CDN	$13,000.00	-	Closing of Option Agreement
CDN	$10,000.00	25,000	December 31, 2003
CDN	$20,000.00	25,000	December 31, 2004
CDN	$25,000.00	25,000	December 31, 2005
CDN	$150,000.00	25,000	December 31, 2006

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, until the claims are placed into production.

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder’s fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of April 30, 2003, the Company had made option payments totaling CDN$13,000 (US$9,116).

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.
Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.
Mineralization	Rock containing an undetermined amount of minerals or metals.

Foreign Currency and Exchange Rates

Dollar costs of Blue Hawk’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.55 or CA $1.00 being approximately equal to US $0.6452 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING APRIL 30, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

Blue Hawk Ventures, Inc. ("Blue Hawk") was incorporated in the State of Nevada on May 01, 2002 and established a fiscal year end of October 31. Our statutory registered agent's office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4. Our telephone number is (604) 644-5139. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada (“Little Bear Claims” or “Claims”) by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002 with Ozias Theriault, (the “Option Agreement”) the beneficial owner of the Claims, an arms-length Ontario, Canada resident, to acquire the Claims by carrying out certain exploration work and making certain expenditures on the Claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 (the “Trust Agreement”) was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development. The Claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder’s fee.

Under the terms of the Option Agreement, Mr. Theriault granted to Blue Hawk the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Theriault in the Little Bear Claims, subject to Mr. Theriault receiving annual payments and a royalty, in accordance with the terms of the Option Agreement, as follows:

  Blue Hawk must pay Mr. Theriault $8,400 ($13,000 in Canadian funds) on the effective date of the Agreement (paid) and a finder’s fee of 10% ($840) (CA $1,300) to Mr. David Duval of West Vancouver, B.C. (paid);
  Blue Hawk must make payment of $6,500 (CA $10,000), as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2003 upon the completion of a phase I exploration program and submission of a satisfactory engineering report with a recommendation that a phase II exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase II exploration program;
  Blue Hawk must make payment of $12,900 (CA $20,000) , as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2004 upon the completion of a phase II exploration program and submission of a satisfactory engineering report with a recommendation that a phase III exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase III exploration program;
  Blue Hawk must make payment of $16,200 (CA $25,000) , as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2005 upon the completion of a phase III exploration program and submission of a satisfactory engineering report with a recommendation that a phase IV exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase IV exploration program;
  Blue Hawk must make payment of $96,800 (CA $150,000) , as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2006 upon the completion of a phase IV exploration program and submission of a satisfactory engineering report with a recommendation that a phase V exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase V exploration program;
  Upon exercise of the Option, Blue Hawk is required to pay to Mr. Theriault, commencing January 1, 2007, the sum of $32,300 (CA $50,000) , as an advance against the net smelter royalty, per annum for as long as Blue Hawk, or its assigns, holds any interest in the Claims and until production commences;
  A finder’s fee of 10% of any amount of monies or shares paid to Mr. Theriault under the Agreement shall be paid to Mr. Duval on the same day and under the same stipulations and in the proportionate amount of dollars or shares as is paid to Mr. Theriault.

Regarding each of the above cash or share payments to Mr. Theriault, we must complete the phase contemplated and must decide and provide written notice to Mr. Theriault that we intend to proceed to the next phase before making the indicated payment.

Under the Option Agreement, Mr. Theriault retains a 3% net smelter royalty for all minerals mined from the Claims. “Net smelter returns” (“NSR”) refers to the net proceeds received by Blue Hawk from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the Claims without encumbrances. The above noted payments are advances against that royalty. In the event that Blue Hawk sells or transfers its interest to a third party, that party will assume the obligations under the NSR provision of the Option Agreement.

The claims are held under a Trust Agreement by Mr. Cox on behalf of Blue Hawk. The terms of the Trust Agreement are as follows:

  the Trustee is willing and legally capable of acting as a trustee for Blue Hawk to hold the mineral claims on behalf of Blue Hawk until such time as the initial five (5) phase exploration program is completed and Blue Hawk is properly able to evaluate the merits of owning the claims in its own name or that of a subsidiary;
  the Agreement will terminate on:
    December 31, 2006, unless on or before that date, Blue Hawk terminates in writing the Option To Purchase And Royalty Agreement the date on which Blue Hawk incorporates a Manitoba subsidiary to hold Blue Hawk’s interest in the Claims and transfers such interest to the subsidiary.

There are no penalties for early termination of the Trust Agreement.

If the results of Phase I are unsuccessful, we will terminate the Option Agreement and will not be obligated to make the above or any subsequent payments. Similarly, if the results of any of the future phases are unsuccessful, we will terminate the Option Agreement and will not be obligated to make any subsequent payments.

To date we have not performed any work on the Claims but we have spent $2,250 (CA $3,500) on research and exploration activities such sum being paid for the preparation of the Evaluation Of The Little Bear Property by Mr. David J. Busch, B.Sc. (hons) P. Geo. dated November 08, 2002 (the “Report”). It is our intention to engage the services of Mr. David J. Busch, P. Geo. to perform the required Phase I work on the Claims but no agreement has been entered into.

Mr. Busch is a registered Professional Geoscientist in good standing in the Association of Professional Engineers and Geoscientists of Manitoba, Canada. He is a graduate of Lakehead University with a Bachelor of Arts Degree (1970) and a Bachelor of Science (honours) degree in geology in 1974. He has practiced his profession as a Consulting Exploration Geologist for the past twenty (20) years.

A mineral claim is generally described to be that portion of the public mineral lands which a miner, for exploration purposes, takes and holds in accordance with local mining laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. The Little Bear Claims consist of twelve (12) mineral claims which in total cover an area of approximately 1,600 hectares (3,954 acres).

The Claims were originally staked at various times in 1994 and 1995 by Mr. Theriault who holds the mineral rights to the Claims which thereby gives him or his designated agent, the right to explore for, mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Mr. Theriault were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Mr. Theriault has granted an option to Blue Hawk to allow Blue Hawk to explore, mine and recover any minerals on the Claims. As with the preceding, if Mr. Theriault were to grant an option to another party, that party would be able to enter the Claims, carry out certain work commitments and earn right and title to the Claims; we would have little recourse as we would be harmed, would not own any Claims and would have to cease business operations. However, in either event, Mr. Theriault would be liable to us for monetary damages for breach of the Option Agreement. The extent of that liability would be for our out of pocket costs for expenditures on the Claims, if any, in addition to any lost opportunity costs if the Claims proved to be of value in the future.

Under Manitoba law, if the ownership of the Claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum fee of $650 (CA $1,000) and file other documents since we are a foreign company in Canada. We would also be required to form a Manitoba company that contains a board of directors, the majority of which would have to be Manitoba residents and obtain audited financial statements for that company. We have decided that if gold is discovered on the Claims and it appears that it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign Company or establish a corporate subsidiary in Manitoba. The decision to record or not record is solely within our province.

The Claims are unencumbered and there are no competitive conditions which affect the Claims. There are no parks or developments that would interfere with the exploration for or exploitation of any mineral deposits that might be located on the Claims. There are no disputes as to title or liens registered on the Claims. Further, there is no insurance covering the Claims but we believe that no insurance is necessary since the Claims are unimproved and contain no buildings or improvements.

Our optioned Claims consist of twelve claims which total approximately 1,600 hectares (3,954 acres). The Claims were selected for acquisition due to their cost, previously recorded exploration work, and because the Claims are not located in an environmentally sensitive region.

To keep the Claims in good standing, we must begin exploration on or before October 12, 2003 or pay $8.00 (CA $12.50) per hectare to prevent the Claims from reverting to the Crown.

It is our intention to incorporate a Canadian subsidiary company and record the deed of ownership in the name of our subsidiary only if gold is discovered on the Claims and it appears that it would be economically viable to commercially mine the Claims.

Blue Hawk is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the Claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Claims is determined.

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines. During the past year, Mr. Cox has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Blue Hawk and Mr. Doutaz has spent approximately 5% of his time (approximately 3 hours per week) on the affairs of our company. Those ratios and hours are expected to continue at that same level into the foreseeable future.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our properties and Mr. David J. Busch to manage the exploration program as outlined in his Report. Our only employees will be Byron G. Cox and Brian C. Doutaz, both senior officers and directors. Mr. Busch is not a consultant to Blue Hawk, rather he is the author of the Report. However, it is our intention to enter into agreement to retain the services of Mr. Busch prior to commencement of the work program outlined in his Report.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Busch as senior geological consultant. We do not intend to initiate negotiations or hire anyone until the summer of 2003.

At present, we have no employees, other than Messrs. Cox and Doutaz, our officers and directors. Messrs. Cox and Doutaz do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Currently, these facilities are provided to us by Brian Doutaz, one of our directors and our Vice President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Blue Hawk at cost on a periodic basis.

Risks

At present we do not know whether or not the Claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the Claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Currently we have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require significant amounts additional funds to place the Claims into commercial production. Should we be unable to raise additional funds to put the Claims into production we would be unable to see the Claims evolve into an operating mine and we would have to cease business operations.

Results of Operations

The Company was incorporated on May 01, 2002; therefore no comparative periods for the three and six months ended April 30, 2002 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2003 was $82,515 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter or six months ending April 30, 2003. However, the Company did receive a total of $36 in interest income for the quarter and $84 for the six months ended on the same day.

During the quarter ended April 30, 2003, the Company incurred operating expenses of $6,977 for the quarter and a total of $22,512 for the six month period. Expenses for the quarter consisted primarily of mineral interest acquisition costs (filing fees for extending the life of two of the claims) ($2,939), professional fees for legal and accounting ($ 2,375) and office related expenses ($1,601). For the six month period costs were mainly for professional fees ($15,356), property acquisition ($2,939) and office expenses ($2,253).

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on the Little Bear Claims is expected to be completed during the third (current) and fourth quarters of the fiscal year. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements. This includes attorneys and all technical consultants.

Plan of Operation

Blue Hawk believes it can satisfy its cash requirements through the fiscal year end of October 31, 2003, from a private placement of $82,515 received during June of 2002 and a Manitoba governmental mining subsidy – a refund of 20% of allowable expenditures in exploration or mining in the province although we have not included any refund in our budgeting process as the amount is indeterminate at this time. As of April 30, 2003, we had $47,660 in unallocated working capital.

For the balance of the current fiscal year (quarters three and four) we will concentrate our efforts on the planned Phase I exploration program on the Little Bear Claims. If Phase I of the exploration program is successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On January 23, 2003 Blue Hawk filed a Form 10-SB registration statement with the Securities and Exchange Commission. The filing is currently in the comment stage; however, as a result of the filing, on March 24, 2003 Blue Hawk became a reporting issuer under the Securities Exchange Act of 1934 and is now subject the reporting requirements of the Exchange Act.

Liquidity and Capital Resources

As of end of the last quarter on April 30, 2002, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2003 was $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of April 30, 2003, our total assets which consist entirely of cash amounted to $47,660 ($68.903 - October 31, 2002 – fiscal year end) and our total liabilities were $2,602 ($2,250 - October 31, 2002). Working capital stood at $45,058 ($61,872 - October 31, 2002).

For the quarter ended April 30, 2003, the net loss was $6,941 ($0.0007 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the six month period the comparative numbers were a net loss of $22,515 and a loss per share of $0.0021. For the quarter ended April 30, 2003, the cumulative net loss from inception was $43,580 and the loss per share for the entire period was $0.0041 per share based on a weighted average of 10,513,435 common shares outstanding.

For the current and the following quarter we plan on competing the first phase of the exploration program on the Little Bear Lake Claims at an estimated cost of $23,000 (CA $35,750) based on the Report by David J. Busch which reflect local costs for the specified type of work. We have sufficient funds on hand to complete this phase and to sustain our operations through the end of the current fiscal year which ends on October 31, 2003.

If Phase I is not successful, we will terminate the Option on the Claims and cease exploration. If Phase I is successful we would then proceed to Phase II in 2004 at an estimated cost of $48,300 (CA $74,800), also based on the recommendations of Mr. Busch’s Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the Option on the Claims and cease operations of the business. Therefore, we may spend as much as $71,300 (CA $108,550) provided that results at the completion of each of Phases I and II are favourable, decisions are made to proceed to the next phase and financing is available to complete both phases of the work program.

If we decide to proceed to Phase II and if it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the Phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

If we are successful in obtaining favourable results from both Phases I and II, it will be necessary to make plans for the further exploration of the Claims and to provide for the annual payments required under the Option Agreement. If we are successful, we will try to raise additional funds from a second public offering, a private placement or loans, joint venture with a third party, partnerships or other means. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter or six month period ended April 31, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $35,750) was expected to cost the Company $23,000 using an exchange rate of CA $1.00 being approximately equal to US $0.6452 which was the approximate average exchange rate during the period the Company entered into the Option Agreement and the preparation of the Report issued by Mr. Busch. As of June 13, 2003, the exchange rate had changed to CA $1.00 being approximately equal to US $0.7500. The effect on Blue Hawk, if the rate remains at this level, is to increase the cost of Phase I from $23,000 to $26,800 – a 16.5% increase. This situation will have a significant impact on later phases of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company’s Chief Executive Officer and Chief Financial Officer have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of April 30, 2003. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”) , Regulation S of the Securities Act (“Reg. S”) or Section 4 (2) of the Securities Act (“Section 4 (2)”), as provided. All purchasers of the Company’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2003 was $82,515 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$12,055
Professional Fees	19,886
Office Expenses	2,835
Telephone	320
Other Costs	2,819
Total Use of Proceeds to April 30, 2003	$37,915

Common Stock

No common stock has been issued during the three-month or six-month period ending April 30, 2003.

Options

No options were granted during the three-month or six-month period ending April 30, 2003

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended April 30, 2003: NONE

Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Hawk Ventures, Inc.
(Registrant)

Date: June 19, 2003

BY:	/s/ “Byron G. Cox”

Byron G. Cox, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY:	/s/ “Brian C. Doutaz”

Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors

CERTIFICATIONS

I, Byron G. Cox, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Blue Hawk Ventures Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ “Byron G. Cox”

Byron G. Cox, Chief Executive Officer and Principal Executive Officer

CERTIFICATIONS

I, Brian C. Doutaz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Blue Hawk Ventures Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ “Brian C. Doutaz”

Brian C. Doutaz, Chief Financial Officer and Principal Financial Officer