Form 10QSB
period 2003-07-31
BLUE HAWK VENTURES INC
filed 2003-09-15
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

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
10,513,435 shares of Common Stock as of September 08, 2003.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

July 31, 2003

Assets

Current assets:
Cash		$40,388

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities		$654
Total current liabilities		654

Shareholders’ equity:
Common stock	.	10,513
Additional paid-in capital		78,252
Accumulated deficit		(49,317)
Cumulative translation adjustment		286
Total shareholders’ equity	.	39,734
		$40,388

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					May 1, 2002
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	July 31,		July 31,		July 31,
	2003	2002	2003	2002	2003
Expenses:
Stock-based compensation:
Organization costs and offering services	$—	$4,500	$—	$4,500	$4,500
Contributed rent (Note 2)	300	300	900	300	1,500
Contributed administrative support (Note 2)	50	—	100	—	250
Mineral interest acquisition costs (Note 3)	—	—	2,939	—	12,055
Professional fees	1,448	—	16,804	—	21,334
Office	1,577	985	3,180	985	4,412
Other	2,387	420	4,351	420	5,526
Total expenses	5,762	6,205	28,274	6,205	49,577
Loss from operations	(5,762)	(6,205)	(28,274)	(6,205)	(49,577)

Interest income	61	21	109	21	260

Loss before income taxes	(5,701)	(6,184)	(28,165)	(6,184)	(49,317)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(5,701)	$(6,184)	$(28,165)	$(6,184)	$(49,317)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,000,000	10,513,435	10,000,000

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Nine Months Ended		Through
	July 31,		July 31,
	2003	2002	2003
Net cash used in
operating activities	$(23,980)	$(1,384)	$(42,413)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	50,500	82,515
Net cash provided by
financing activities	—	50,500	82,515

Effect of exchange rate changes on cash	246	—	286
Net change in cash	(23,734)	49,116	40,388

Cash, beginning of period	64,122	—	—

Cash, end of period	$40,388	$49,116	$40,388

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A.	Make option payments and issue shares of its common stock as follows:

Cash		Common
Payments		Stock	Due Date
CDN $	13,000.00	-	Closing of Option Agreement
CDN $	10,000.00	25,000	December 31, 2003
CDN $	20,000.00	25,000	December 31, 2004
CDN $	25,000.00	25,000	December 31, 2005
CDN $	150,000.00	25,000	December 31, 2006

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, until the claims are placed into production.

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder’s fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of July 31, 2003, the Company had made option payments totaling CDN$13,000 (US$9,116).

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JULY 31, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Busch as senior geological consultant. We do not intend to initiate negotiations or hire anyone until the Fall of 2003.

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

Results of Operations

The Company was incorporated on May 01, 2002; therefore no comparative periods for the three and nine months ended July 31, 2003 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to July 31, 2003 was $82,515 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter or nine months ending July 31, 2003. However, the Company did receive a total of $61 in interest income for the quarter and $109 for the nine months ended on the same day.

During the quarter ended July 31, 2003, the Company incurred operating expenses of $5,762 for the quarter and a total of $28,165 for the nine month period. Expenses for the quarter consisted primarily professional fees for legal and accounting ($1,488), office expenses ($1,577), general costs ($2,387) and contributed expenses ($350). For the nine month period costs were mainly for professional fees ($16,804), property acquisition ($2,939), office expenses ($3,180), general costs ($4,351) and contributed expenses ($1,000)

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on the Little Bear Claims is expected to be completed during the fourth (current) quarter of the fiscal year. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements. This includes attorneys and all technical consultants.

Plan of Operation

Blue Hawk believes it can satisfy its cash requirements through the fiscal year end of October 31, 2003, from a private placement of $82,515 received during June of 2002 and a Manitoba governmental mining subsidy – a refund of 20% of allowable expenditures in exploration or mining in the province although we have not included any refund in our budgeting process as the amount is indeterminate at this time. As of July 31, 2003, we had $39,734 in unallocated working capital.

For the balance of the current fiscal year (fourth quarter) we will concentrate our efforts on the planned Phase I exploration program on the Little Bear Claims. If Phase I of the exploration program is successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

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

Liquidity and Capital Resources

As of end of the last quarter on July 31, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to July 31, 2003 was $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of July 31, 2003, our total assets which consist entirely of cash amounted to $40,388 ($68.903 - October 31, 2002 – fiscal year end) and our total liabilities were $654 ($2,250 - October 31, 2002). Working capital stood at $39,734 ($61,872 - October 31, 2002).

For the quarter ended July 31, 2003, the net loss was $5,701 ($0.0005 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the nine month period the comparative numbers were a net loss of $28,165 and a loss per share of $0.0027. For the quarter ended July 31, 2003, the cumulative net loss from inception was $49,317 and the loss per share for the entire period was $0.0047 per share based on a weighted average of 10,513,435 common shares outstanding.

For the current quarter we plan on competing the first phase of the exploration program on the Little Bear Lake Claims at an estimated cost of $23,000 (CA $35,750) based on the Report by David J. Busch which reflect local costs for the specified type of work. We have sufficient funds on hand to complete this phase and to sustain our operations through the end of the current fiscal year which ends on October 31, 2003.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter or six month period ended July 31, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $35,750) was expected to cost the Company $23,000 using an exchange rate of CA $1.00 being approximately equal to US $0.6452 which was the approximate average exchange rate during the period the Company entered into the Option Agreement and the preparation of the Report issued by Mr. Busch. As of September 08, 2003, the exchange rate had changed to CA $1.00 being approximately equal to US $0.6500. The effect on Blue Hawk, if the rate remains at this level, is to increase the cost of Phase I from $23,000 to $25,000 – an 8.7% increase. This situation will have a significant impact on later phases of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

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

PART II – OTHER INFORMATION

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of July 31, 2003. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to July 31, 2003 was $82,515 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$12,055
Professional Fees	21,344
Office Expenses	4,412
Telephone	320
Other Costs	5,526
Total Use of Proceeds to July 31, 2003	$43,657

Common Stock

No common stock has been issued during the three-month or nine-month period ending July 31, 2003.

Options

No options were granted during the three-month or nine-month period ending July 31, 2003

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended July 31, 2003: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Hawk Ventures, Inc.
(Registrant)

Date: September 12, 2003

BY: /s/ “Byron G. Cox”

Byron G. Cox, President, Chief Executive Officer, Principal Executive
          Officer and a Member of the Board of Directors

BY: /s/ “Brian C. Doutaz”

Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal
          Financial Officer and a Member of the Board of Directors