Form 10KSB
period 2003-10-31
BLUE HAWK VENTURES INC
filed 2004-02-19
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended OCTOBER 31, 2003

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    Yes ☒   No ☐

State Issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (1), or the average bid and asked price of such common equity (2), as of the last business day of the registrant’s most recently completed fiscal quarter: 5,513,435 common shares at $0.15 (1) = $827,015. (1) price at which the common equity was being offered for sale.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,513,435 common shares issued and outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☒

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CA $” refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Blue Hawk" mean Blue Hawk Ventures, Inc., unless otherwise indicated.

Blue Hawk is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

Business Development During Last Three Years

We were incorporated in the state of Nevada on May 01, 2002. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our mining property consists of an option to acquire the Little Bear Lake Mineral Claims situated in eastern Manitoba, Canada. The claims consist of twelve (12) mineral claims which in total cover an area of approximately 1,600 hectares (3,954 acres). Our property is without known reserves and our program is exploratory in nature. We have completed the physical work involved in the phase I exploration program but have not received the results of that work but expect to have a report in hand by March 01, 2003. We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated in the State of Nevada on May 01, 2002 and established a fiscal year end of October 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4. Our telephone number is (604) 644-5139.

Our office facilities are currently provided to us by Brian Doutaz, one of our directors, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Blue Hawk at cost on a periodic basis.

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada referred to as the Little Bear Claims by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002 with Ozias Theriault, (the “Option Agreement”) the beneficial owner of the Claims, an arms-length Ontario, Canada resident, to acquire the Claims by carrying out certain exploration work and making certain expenditures on the Claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 (the “Trust Agreement”) was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development. The Claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder’s fee.

Under the terms of the Option Agreement, Mr. Theriault granted to Blue Hawk the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Theriault in the

Little Bear Claims, subject to Mr. Theriault receiving annual payments and a royalty, in accordance with the terms of the Option Agreement, as follows:

  Blue Hawk must pay Mr. Theriault $8,400 on the effective date of the Agreement (paid) and a finder’s fee of 10% ($840) to Mr. David Duval of West Vancouver, B.C. (paid);
  Blue Hawk must make payment of $6,500, as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2003 upon the completion of a phase I exploration program and submission of a satisfactory engineering report with a recommendation that a phase II exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase II exploration program; by mutual agreement on December 31, 2004, the date of this payment was extended to March 01, 2004;
  Blue Hawk must make payment of $12,900, as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2004 upon the completion of a phase II exploration program and submission of a satisfactory engineering report with a recommendation that a phase III exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase III exploration program;
  Blue Hawk must make payment of $16,200, as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2005 upon the completion of a phase III exploration program and submission of a satisfactory engineering report with a recommendation that a phase IV exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase IV exploration program;
  Blue Hawk must make payment of $96,800, as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2006 upon the completion of a phase IV exploration program and submission of a satisfactory engineering report with a recommendation that a phase V exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase V exploration program;
  Upon exercise of the Option, Blue Hawk is required to pay to Mr. Theriault, commencing January 1, 2007, the sum of $32,300, as an advance against the net smelter royalty, per annum for as long as Blue Hawk, or its assigns, holds any interest in the Claims and until production commences;
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
  the Agreement will terminate on:
    (a) December 31, 2006, unless on or before that date, Blue Hawk terminates in writing the Option To Purchase And Royalty Agreement
    (b) the date on which Blue Hawk incorporates a Manitoba subsidiary to hold Blue Hawk’s interest in the Claims and transfers such interest to the subsidiary

There are no penalties for early termination of the Trust Agreement.

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

Item 2. Property

Overview

The Claims are located on NTS 1:50,000 sheet 52L12 in the Lac du Bonnet area in the province of Manitoba. The property consists of 12 contiguous, unpatented claim blocks covering 1,600 hectares (3,954 acres). The individual claim details are shown in the following table:

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE DD/MM/YY *	AREA HECTARES	AREA ACRES

Meagan 2	MB 2823	Ozias Theriault	20/11/2004	32	79
Iris 1	MB 2021	Ozias Theriault	07/03/2004	128	316
Iris 7	MB 2819	Ozias Theriault	17/10/2004	144	356
Iris 2	MB 2020	Ozias Theriault	07/03/2004	224	554
Megan 1	MB 2822	Ozias Theriault	20/11/2004	32	79
Iris 8	MB 2818	Ozias Theriault	17/10/2004	96	237
Megan 8	MB 2821	Ozias Theriault	17/10/2004	160	395
Iris 4	MB 3189	Ozias Theriault	12/10/2004	224	554
Viola 1	MB 2824	Ozias Theriault	20/11/2004	32	79
Iris 3	W 53618	Ozias Theriault	23/12/2004	144	356
Iris 6	MB 3191	Ozias Theriault	12/10/2004	128	316
Iris 5	MB 3190	Ozias Theriault	12/10/2004	256	633
		TOTAL (Hectares / Acres)		1600	3954

*
The expiry date of the lease on the Claims will be extended by at least one year through the performance of the planned Phase I of the projected two phase exploration program. By completing work on the Claims an automatic extension of the expiry date is achieved.

There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the Claims. There are no disputes as to title or liens registered on the Claims.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Claims are located 40 road miles northeast of the town of Lac du Bonnet in the province of Manitoba which is approximately 70 road miles northeast of the major city of Winnipeg. The town of Lac du Bonnet offers full amenities and infrastructure. The Claims can be accessed from provincially maintained highway 314 and unmaintained gravel haul roads that have been established to the north part of the Claims by logging activities. The unmaintained haul roads cover a distance of 6 miles to the Claims. These roads would require some upkeep to be usable during the summer months. The Claims can also be accessed by float or ski equipped plane from Lac du Bonnet.

The property is relatively flat with a mean elevation of 1300 feet above sea level. Most of the area has a relief of less than 100 feet. Bedrock is well exposed on most ridges. Gullies, draws and major drainage basins are drift covered. Poplar, balsam, spruce, pine and birch are the dominant tree species. A 1983 forest fire burned most of the higher ground leaving the ridges largely bare.

The climate is typical mid latitude continental. Field work is possible year round with access restricted during winter freeze-up and spring thaw.

Our Proposed Exploration Program – Plan of Operation

The Report concluded that:

  The property appears as if it may host a number of gold bearing veins that have been only partially explored.
  Any gold bearing veins would be within a large shear / alteration system referred to as the Springer Lake Fault zone. This fault zone is up to one half mile wide and 3 miles long on the Claims.
  The most effective exploration approach in finding gold bearing zones has been prospecting. Prospecting is limited to areas where rock actually outcrops. The challenge has been to apply an exploration technique to effectively evaluate the Claims regardless of outcropping.
  Till sampling with gold grain counts and descriptions would effectively emulate prospecting and provide a means of identifying and ranking the most prospective gold settings on the Claims including areas of no outcrop. A review of till data from government sources would indicate that till cover is sufficient to make such a survey highly effective.
  Existing airborne and ground geophysical surveys are useful in providing a framework to guide exploration but do not provide targets directly. The total field and vertical gradient data is particularly useful. The electromagnetic data appears related to surficial gravel and clay deposits and is not particularly useful.

Based on the above conclusions, there is a possibility that gold deposits may exist on the Little Bear Claims. This potential warrants the following recommendations which have been followed and completed:

  An initial screening of the Claims with till sampling. A sample density of one sample per 25 acres adequately screened the area and identified targets with gold potential. This sample density required approximately 150 samples. Till samples (with coarse fraction removed in the field) weighed approximately 12 kilograms and were submitted for gold grain counts of the heavy mineral fraction. This work was be completed using a Global Positioning System (GPS) for control. No grid was needed.
  All existing data is being digitized and maintained in a Global Information System (GIS) database. All data acquired in the future should be of a standard to be entered into the digital database format.
  Target areas developed from the initial till survey were further screened by prospecting, more detailed till sampling or Mobil Metal Ion soil sampling as necessary. Sampling density was be sufficient to identify drill testable targets directly. This work is assigned to Phase II of the cost estimates.
  Should targets of interest be generated from the above work testing by diamond drilling should be undertaken in Phase II.

Our business plan is to proceed with initial exploration of the Little Bear Claims to determine if there are targets of long term interest that may bear further evaluation to determine if gold may exist on the Claims. The Report recommends an initial two phase exploration program to properly evaluate the potential of the Claims. We must conduct exploration to determine what minerals, if any, exist on our optioned properties and if any minerals which may be found can be economically extracted and profitably processed.

Phase 1 of the recommended geological exploration program cost approximately $23,000, based on the Report and is a reflection of local costs for the specified type of work.

We retained the services of Mr. Busch to complete the first phase of the work program prior to commencement of the exploration program late in the Summer of 2003. We will assess the results of this program upon receipt of Mr. Busch’s Report. The cost estimates for this and other phases of the work program are based on Mr. Busch’s recommendations and reflect local costs for this type of work.

We do not claim to have any ores or reserves whatsoever at this time on our optioned Claims.

Phase II will not be carried out until the summer of 2004 and will be contingent upon favourable results from Phase I and any specific recommendations of Mr. Busch. It will be directed towards the follow-up of targets determined from Phase I and an anticipated 2,000 feet of diamond drilling as well as well as some new prospecting based on targets determined from Phase I. Phase II may require up to three weeks of field work and will cost approximately $48,300 (CA $74,800) comprised of wages, fees and camp operations, diamond drilling, assays and related. The cost estimate is based on the Report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

The Report calls for approximately 2,000 feet of diamond drilling in Phase II which is an essential component of exploration and aids in the delineation and definition of any findings . The geophysical work gives a general understanding of the location and extent of potential mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We expect the costs of the geophysical work and the diamond drilling to be to be approximately $33,600 (CA $52,000). Trenching and other work done in previously recorded exploration programs we may be able to obtain access to along with the results of Phase I will be the guide for the locations of the diamond drilling program. In addition, new prospecting and a follow-up on till samples obtained in Phase I will be carried out at a cost of $6,500 (CA $10,000).

We have contemplated a third phase of exploration which would continue the diamond drill program if results from the Phase II program remain positive. Cost of the third phase of exploration is indeterminate at this time and will be based on an evaluation of the work completed in Phases I and II and further recommendations. It is our intention to have Mr. Busch conduct both currently programmed phases of the exploration program.

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold mining business which is the foundation of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available gold and silver markets exist in Canada and around the world for the sale of gold and silver. Therefore, we will likely be able to sell any gold and silver that we are able to recover.

Regulations

Our mineral exploration program is subject to the Manitoba Mines And Minerals Act and Regulations. This act sets forth rules for:

  locating claims;
  posting claims;
  working claims; and
  reporting work performed

The Mines And Minerals Act tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. The purpose of the law is to assist persons who wish to explore for minerals in Manitoba to understand the process whereby exploration activities are permitted and regulated. The laws and regulations establish province wide standards for mineral exploration and development activities and also manage and administer exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The law does not apply to certain exploration work we will be conducting in Phase I; specifically, work that does not involve mechanical disturbance of the surface including:

  prospecting using hand-held tools;
  geological and geochemical surveying;
  airborne geophysical surveying (e.g. electro-magnetic (EM) surveys);
  hand-trenching without the use of explosives; and
  the establishment of grid lines that do not require the felling of trees.

Exploration activities that we intend to carry out in Phase II which are subject to the provisions of the laws are as follows:

  drilling, trenching and excavating using machinery;
  disturbance of the ground by mechanical means; and
  blasting.

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Act we must apply for a notice of work permit and submit the work program for review. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. This notice outlining the proposed work program is submitted to the Manitoba Department of Natural Resources in Lac Du Bonnet. There is no fee for the permit. The Department will review the application and will either accept it as presented or make certain stipulations they believe to be necessary; e.g. no heavy equipment or road building or tampering with water. We believe that the plan as contained in this registration statement will be accepted and an exploration permit will be issued within the usual two or three days. The exploration permit is the only permit or license we will need to explore for gold on our optioned Claims.

Compliance with these rules and regulations will not affect our activities.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in Manitoba. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

  health and safety;
  archaeological sites; and
  exploration access.

We are responsible to provide a safe working environment, to not disrupt archaeological sites and to conduct our activities to prevent unnecessary damage to the Claims.

We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and trenches will be recovered prior to retreating from the Claims. No costs are anticipated in order to comply with any environmental laws.

We are in compliance with the foregoing regulations and will continue to comply in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

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

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

We are in the process of making application to have our common shares quoted on the OTC Bulletin Board under CUSIP number 095540 – 10 – 0. A symbol has not yet been assigned by the NASD. There is currently no public trading market for our common stock.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On January 31, 2004, the shareholders' list of our common shares showed 45 registered shareholders and 10,513,435 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there nil (0) additional beneficial shareholders beyond the 45 registered shareholders as of January 31, 2004.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Blue Hawk does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Blue Hawk, we issued a total of 10,513,435 shares of our common stock. We issued 5,000,000 shares to our founder and president, Byron G. Cox under Section 4(2) of the Act and we issued 5,513,435 shares to 44 individuals pursuant to Section 504D of the Securities Act of 1933, as amended (the “Act”). None of the above are deemed to be accredited investors and each was in possession of all material information relating to Blue Hawk. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of October 31, 2003. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING OCTOBER 31, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on May 01, 2002. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our mining properties consist of twelve (12) mineral claims which in total cover an area of approximately 1,600 hectares (3,954 acres). To the date of this report, we have spent approximately $2,250 on research and development on the claims.

Results of Operations

The year ended October 31, 2003 and May 01, 2002 (inception) through October 31, 2003.

Revenues

Gross revenue for the year ended October 31, 2003 consisted solely of interest earned on bank deposits in the amount of $121 ($151 for the fiscal year ended October 31, 2002) and $272 for the period from inception to October 31, 2003. To date, we have not generated any revenues from our mineral exploration business.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the year ended October 31, 2003 was nil as compared to $82,515 received for the year ended October 31, 2002.

Expenses

Total expenses increased to $48,513 for the year ended October 31, 2003 from $21,303 for the period inception to October 31, 2002 and total $69,816 since inception to October 31, 2003.

During the year ended October 31, 2003, we incurred operating expenses of $48,513 as compared to $21,303 for the year ended October 31, 2002. The increase in costs was the result of 12 months of operations for the current year versus five months for the period ended October 31, 2002. In addition, costs increased because we were more active and filed an form 10-SB registration statement with the SEC which became effective January 23, 2003. Expenses for the current year consisted primarily of general and administrative costs $47,113 versus $16,053 for October 31, 2002, rent contributed by an affiliate $1,200 versus $600 for October 31, 2002 and services contributed by an affiliate of $200 as compared to $150 for October 31, 2002 and $0 in the form of stock based compensation to an affiliate versus $4,500 at October 31, 2002.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on the claims is expected to be completed during the second and third quarters of the current fiscal year. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements. This includes attorneys and all consultants.

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to October 31, 2003 was $82,515 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

General & Administrative	34,976
Mineral Interest Acquisition Costs	9,116
Mineral Exploration and Filing Fees	19,074
Total Use of Proceeds to October 31, 2003	$63,166

Plan of Operation

For the balance of the current fiscal year we will concentrate our efforts on the review of the results of the phase I exploration program on the claims based on the report and recommendations of David Busch. If the results of phase I of the exploration program are successful and if we are able to raise sufficient capital, we will shift activities to prepare for proceeding with phase II in the summer of 2004.

If phase I is not successful, we will terminate the Option on the claims and cease exploration. If phase I is successful we would then proceed to phase II in 2004 at an estimated cost of $60,000, also based on the recommendations of Mr. Duval’s Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the Option on the claims.

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

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on October 31, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended October 31, 2003 was $0. By comparison from inception on May 01, 2002 to October 31, 2002 we raised $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September, 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Rule 504D / Regulation S offering in May, 2002 for cash consideration of $5,000 and we issued 513,435 shares of common stock through a Rule 504D / Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of October 31, 2003, our total assets which consist of cash and a mineral interest deposit amounted to $22,348 and our total liabilities were $2,446. Working capital stood at $19,902.

For the year ended October 31, 2003, our net loss was $48,392 ($0.0046 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the previous period from inception on May 01, 2002 to October 31, 2002 the comparative numbers were a net loss of $21,152 and a loss per share of $0.0021 based on a weighted average of 10,183,458 common shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2003 – 2004. Management projects that we may require an additional $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$30,000
Phase II exploration program	$60,000
Working Capital	$60,000

Total	$150,000

As at October 31, 2003, we had a working capital surplus of $19,902. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended October 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, an estimated $0 (2002 - $2,250) was incurred on research and development.

Foreign Exchange

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Blue Hawk’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At October 31, 2003, the exchange rate was approximately $1.365 (CA) to $1.00 (U.S.).

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended October 31, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $35,750) was expected to cost the Company $22,000 using an exchange rate of CA $1.55 being approximately equal to US $1.00 which was the approximate exchange rate during the period the Company entered into the Option Agreement and the preparation of the Report issued by Mr. Duval. As of October 31, 2003, the exchange rate had changed to CA $1.3635 being approximately equal to US $1.00. As of January 31, 2004, the rate has remained at that approximate level. The effect on Blue Hawk, if the rate remains at this level, is to increase the cost of phase II from $48,300 to $54,100 – a 12% increase. This situation will have a significant impact on later phase of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, P.C. for the audited consolidated financial statements for the year ended October 31, 2003 are included herein immediately preceding the audited financial statements.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders
Blue Hawk Ventures, Inc.:

We have audited the accompanying balance sheets of Blue Hawk Ventures, Inc. as of October 31, 2003, and the related statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2003, the period from May 1, 2002 (inception) through October 31, 2002, and from May 1, 2002 (inception) through October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Hawk Ventures, Inc. as of October 31, 2003, and the results of its operations and its cash flows for the year ended October 31, 2003, the period from May 1, 2002 (inception) through October 31, 2002, and from May 1, 2002 (inception) through October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C.
Denver, Colorado
December 2, 2003

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Balance Sheet
(Presented in U.S. Dollars)

October 31, 2003

Assets
Current assets:
Cash	$9,129
Mineral interest deposit (Note 3)	13,219
$22,348
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,446
Total current liabilities	2,446
Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 25,000,000 shares authorized,
10,513,435 shares issued and outstanding	10,513
Additional paid-in capital	78,652
Accumulated deficit	(69,544)
Cumulative translation adjustment	281
Total shareholders’ equity	19,902
$22,348

See accompanying notes to financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Presented in U.S. Dollars)

		May 1, 2002	May 1, 2002
		(Inception)	(Inception)
	Year Ended	Through	Through
	October 31,	October 31,	October 31,
	2003	2002	2003
Expenses:
Stock-based compensation (Note 2):
Organization costs and offering services	$—	$4,500	$4,500
Contributed rent (Note 2)	1,200	600	1,800
Contributed administrative support (Note 2)	200	150	350
Mineral interest acquisition costs (Note 3)	—	9,116	9,116
Mineral exploration and filing fees (Note 3)	19,074	—	19,074
Professional fees	18,338	4,530	22,868
Office	4,709	1,232	5,941
Telephone	—	320	320
Other	4,992	855	5,847
Total expenses	48,513	21,303	69,816

Loss from operations	(48,513)	(21,303)	(69,816)

Interest income	121	151	272

Loss before income taxes	(48,392)	(21,152)	(69,544)

Income tax provision (Note 5)	—	—	—

Net loss	$(48,392)	$(21,152)	$(69,544)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,183,458

See accompanying notes to financial statements

     BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity
(Presented in U.S. Dollars)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at May 1, 2002 (inception)	—	$—	$—	$—	$—	$—

May 2002, common stock sold to an officer
($.001/share) (Note 2)	500,000	500	—	—	—	500
May 2002, common stock issued to an officer
in exchange for organization and stock
offering services ($.001/share) (Note 2)	4,500,000	4,500	—	—	—	4,500
May 2002, common stock sold in private stock
offering ($.001/share) (Note 4)	5,000,000	5,000	—	—	—	5,000
July and August 2002, common stock sold in
private stock offering ($.15/share) (Note 4)	513,435	513	76,502	—	—	77,015
Office space and administrative support
contributed by a director (Note 2)	—	—	750	—	—	750
Comprehensive loss:
Net loss, period ended October 31, 2002	—	—	—	(21,152)	—	(21,152)
Cumulative translation adjustment	—	—	—	—	40	40
Comprehensive loss	—	—	—	—	—	(21,112)

Balance at October 31, 2002	10,513,435	10,513	77,252	(21,152)	40	66,653

Office space and administrative support
contributed by a director (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended October 31, 2003	—	—	—	(48,392)	—	(48,392)
Cumulative translation adjustment	—	—	—	—	241	241
Comprehensive loss	—	—	—	—	—	(48,151)

Balance at October 31, 2003	10,513,435	$10,513	$78,652	$(69,544)	$281	$19,902

See accompanying notes to financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Presented in U.S. Dollars)

		May 1, 2002	May 1, 2002
		(Inception)	(Inception)
	Year Ended	Through	Through
	October 31,	October 31,	October 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(48,392)	$(21,152)	$(69,544)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	—	4,500	4,500
Office space and administrative support
contributed by a director (Note 2)	1,400	750	2,150
Changes in operating assets and liabilities:
Prepaid expenses	4,781	(4,781)	—
Accounts payable and accrued expenses	196	2,250	2,446
Net cash used in
operating activities	(42,015)	(18,433)	(60,448)

Cash flows from investing activities:
Payment of mineral interest deposit	(13,219)	—	(13,219)
Net cash used in
investing activities	(13,219)	—	(13,219)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	82,515	82,515
Net cash provided by
financing activities	—	82,515	82,515

Effect of exchange rate changes on cash	241	40	281
Net change in cash	(54,993)	64,122	9,129
Cash, beginning of period	64,122	—	—

Cash, end of period	$9,129	$64,122	$9,129

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Blue Hawk Ventures, Inc. (the “Company”) was incorporated in the state of Nevada on May 1, 2002 to engage in the acquisition, exploration and development of mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. On September 23, 2002, the Company entered into an Option to purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada (see Note 3). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain mining claims and explore for minerals.

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at October 31, 2003.

Financial Instruments

At October 31, 2003, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interest Costs

Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Offering Costs

The Company defers offering costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations.

Earnings (loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At October 31, 2003, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board (“APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of October 31, 2003.

Foreign Currency Translation

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Fiscal Year-end

The Company has adopted October 31, as its fiscal year-end. The accompanying financial statements include the periods from May 1, 2002 (inception) through October 31, 2002, the year ended October 31, 2003, and from May 1, 2002 (inception) through October 31, 2003.

New Accounting Principle

During 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement requires SFAS No. 123 disclosure requirements in both annual and interim financial statements. The Company will continue to measure stock-based compensation expense in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, and its related interpretations, and therefore, we do not anticipate that the adoption of SFAS No. 148 will have a material impact on the Company’s financial statements.

(2) Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer and a director contributed administrative services to the Company from May 1, 2002 (inception) through October 31, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

In May 2002, the Company sold 500,000 shares of its restricted common stock to a director for $500 ($.001/share).

In May 2002, the Company issued 4,500,000 shares of its restricted common stock to a director of the Company in exchange for organization and stock offering services. On the transaction date, the Company’s common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by a related party. The shares were valued by the Board of Directors at $.001 per share based on contemporaneous stock issuances with unrelated third parties. The transaction resulted in net stock-based compensation expense of $4,500.

On September 23, 2002, the Company and a director entered into a trust agreement whereby the director of the Company will hold the Mineral Claims (see Note 3) on behalf of the Company until the initial exploration program is completed.

(3) Option on Mineral Interests

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

As of October 31, 2003, the Company had made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$26,060 (US$19,074). The Company also made deposits on the mineral claims of CDN$18,200 (US$13,219) during October 2003, to prevent the claims from lapsing. The deposits are refundable if work is filed on the claims within one year.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(4) Shareholders’ Equity

During May 2002, the Company offered for sale 5,000,000 shares at of its $.001 par value common stock at a price of $0.001 per share. The Company closed the offering after selling all 5,000,000 shares for gross proceeds of $5,000.

During July and August 2002, the Company offered for sale 1,000,000 shares at of its $.001 par value common stock at a price of $0.15 per share. The Company closed the offering after selling 513,435 shares for gross proceeds of $77,015.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	October 31,
	2003	2002
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-0.43%	-1.40%
Net operating loss for which no tax
benefit is currently available	-14.57%	-13.60%
	0.00%	0.00%

At October 31, 2003, deferred tax assets consisted of a net tax asset of $8,142, due to operating loss carryforwards of $67,394, which was fully allowed for, in the valuation allowance of $8,142. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended October 31, 2003 and the period from May 1, 2002 (inception) through October 31, 2002 totaled $7,049 and $1,093, respectively. The current tax benefit also totaled $7,049 and $1,093 for the year ended October 31, 2003 and the period from May 1, 2002 (inception) through October 31, 2002, respectively. The net operating loss carryforward expires through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Blue Hawk on May 01, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed

Byron G. Cox	President, Director	55	May 02, 2002
Brian C. Doutaz	Secretary, Treasurer, Director	58	May 02, 2002

Business Experience

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

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Byron G. Cox is President and Chief Executive Officer, and a director of Blue Hawk. Mr. Cox is a self-employed communications consultant providing services to public and private companies in the mining, petroleum, biotech, tourism and healthcare industries. He is also a director and Secretary-Treasurer (President until 2001) of Fairchild International Corporation, a public company which is quoted on the Over-the-Counter Bulletin Board (OTC-BB) system under the symbol FRCD.OB and which is involved in the exploration and development of oil and gas projects in the United States and Canada. He has acted as a consultant to a number of publicly traded companies since 1975 and has gained an extensive knowledge of public ventures over the past 27 years.

  Mr. Cox is currently, and has been since 1997, a director of Fairchild International Corporation, a petroleum exploration company which is a reporting issuer under the Securities and Exchange Act of 1933 and is quoted on the OTC-BB;

Brian C. Doutaz, a director serving as Vice President, Secretary, Treasurer and Chief Financial Officer is, and has been, a management and business consultant since 1980. He is President of

Anina International Capital Corp., a private British Columbia company, which is in the business of providing management and consulting services to development and exploration stage businesses and which has been performing such services since 1993. Mr. Doutaz also provides compliance services to publicly listed corporations in Canada and the United States and sits on the Boards of a number of public and private corporations.

  Mr. Doutaz is currently, and has been since 1986, president and a director of Adda Resources Ltd., a mineral and petroleum exploration company which remains a reporting issuer in British Columbia and Alberta and which was formerly publicly traded on the TSX Venture Exchange (currently delisted);
  Mr. Doutaz is also the past president and a director of Sterling Group Ventures, Inc., and has been since September, 2001, a mineral exploration company which is a reporting issuer under the Securities Act of 1933; and is quoted under the symbol SGGL on the Over-the Counter Bulletin Board;
  From May, 1999 to October, 2001 Mr. Doutaz served as President and director of Reward Enterprises, Inc., an internet gaming operation, which is quoted on the OTC-BB under the symbol RWDE;
  Between March 1999 and April 2000 he served as a director and Treasurer of Kidstoysplus.com, Inc., an Internet retailer of children’s toys and products which is quoted on the OTC-BB under the symbol KTYP. In September, 2002, the name was changed to Stealth Media Labs and the symbol became SMLA;
  Mr. Doutaz became a director of Talon Ventures, Inc. on September 06, 2001 which is a Nevada based privately held company engaged in mineral exploration.
  On July 15, 2002, Mr. Doutaz became a director and President of Paradigm Enterprises, Inc., a mineral exploration company which is a reporting issuer under the Securities Act of 1933.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended October 31, 2003 and 2002. An affiliate of Blue Hawk provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Blue Hawk during the year ended October 31, 2003 at a deemed amount of $200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended October 31, 2003, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended October 31, 2003 and there were no stock options or stock appreciation rights outstanding on October 31, 2003.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of January 31, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Byron G. Cox	5,000,000	47.55
Brian C. Doutaz	0	0

Directors and Officers (as a group)	5,000,000	47.55
  Based on 10,513,435 shares outstanding as of October 31, 2003 and January 31, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In May, 2002, we issued a total of 5,000,000 shares of restricted common stock at a price of $0.001 per share through a Section 4(2) offering to Byron G. Cox, a senior officer and director of our company, for cash consideration of $500 and an invoice for $4,500 for services rendered and expenses incurred in the organization of Blue Hawk.

On September 17, 2002, we entered into an Trust Agreement between Blue Hawk and Byron G. Cox, President of Blue Hawk whereby Mr. Cox is acting as Trustee to hold the claims on behalf of Blue Hawk so as to avoid having Blue Hawk pay additional fees and establish a subsidiary at this early stage of our corporate development.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended October 31, 2003: NONE

The following are exhibits to this Annual Report

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

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HAWK VENTURES, INC.
(Registrant)

By:	/s/ “Byron G. Cox”
Byron G. Cox, President and Director
(Principal Executive Officer and Chief Executive Officer)

Date: February 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Byron G. Cox”
Byron G. Cox, President and Director
(Principal Executive Officer and Chief Executive Officer)

By:	/s/ “Brian C. Doutaz”
Brian C. Doutaz, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: February 18, 2004