Form 10QSB
period 2004-01-31
BLUE HAWK VENTURES INC
filed 2004-03-15
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JANUARY 31, 2004

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
10,513,435 shares of Common Stock as of March 10, 2004.

Transitional Small Business Format.   Yes ☐      No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

January 31, 2004

Assets
Current assets:
Cash	$3,405
Mineral interest deposit (Note 3)	14,597
$18,002
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$825
Total current liabilities	825

Shareholders’ equity:
Common stock	10,513
Additional paid-in capital	79,002
Accumulated deficit	(72,597)
Cumulative translation adjustment	259
Total shareholders’ equity	17,177
$18,002

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Three Months Ended		Through
	January 31,		January 31,
	2004	2003	2004
Expenses:
Stock-based compensation:
Organization costs and offering services	$—	$—	$4,500
Contributed rent (Note 2)	300	300	2,100
Contributed administrative services (Note 2)	50	50	400
Mineral interest acquisition costs (Note 3)	—	—	9,116
Mineral exploration and filing fees (Note 3)	—	—	19,074
Professional fees	825	12,981	23,693
Office	1,270	302	7,211
Other	610	1,902	6,777
Total expenses	3,055	15,535	72,871
Loss from operations	(3,055)	(15,535)	(72,871)

Interest income	2	48	274

Loss before income taxes	(3,053)	(15,487)	(72,597)

Income tax provision (Note 4)	—	—	—

Net loss	$(3,053)	$(15,487)	$(72,597)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

				May 1, 2002
				(Inception)
	Three Months Ended			Through
	January 31,			January 31,
	2004		2003	2004

Net cash used in
operating activities		$(4,324)	$(10,156)	$(64,772)

Cash flows from investing activities:
Payment of mineral interest deposit		(1,378)	—	(14,597)
Net cash used in
investing activities	.	(1,378)	—	(14,597)

Cash flows from financing activities:
Proceeds from the sale of common stock		—	—	82,515
Net cash provided by
financing activities		—	—	82,515

Effect of exchange rate changes on cash		(22)	17	259
Net change in cash		(5,724)	(10,139)	3,405

Cash, beginning of period		9,129	64,122	—

Cash, end of period		$3,405	$53,983	$3,405

Supplemental disclosure of cash flow information:
Income taxes		$—	$—	$—
Interest		$—	$—	$—

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended October 31, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On September 23, 2002, the Company entered into an Option to purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada (see Note 3).

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

An officer and a director contributed administrative services to the Company from May 1, 2002 (inception) through January 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

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

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A.	Make option payments and issue shares of its common stock as follows:

	Cash		Common
	Payments		Stock	Due Date
	CDN	$13,000.00	-	Closing of Option Agreement
	CDN	$10,000.00	25,000	March 1, 2004
	CDN	$20,000.00	25,000	December 31, 2004
	CDN	$25,000.00	25,000	December 31, 2005
	CDN	$150,000.00	25,000	December 31, 2006

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;
C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, until the claims are placed into production.

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder’s fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of January 31, 2004, the Company had made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$26,060 (US$19,074). The Company has also made deposits on the mineral claims of CDN$20,000 (US$14,597) to prevent the claims from lapsing. The deposits are refundable if work is filed on the claims within one year.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events.

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

Foreign Currency and Exchange Rates

Dollar costs of Blue Hawk’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.75 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JANUARY 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada (“Little Bear Claims” or “Claims”) by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002, and amended on December 31, 2003, with Ozias Theriault, (the “Option Agreement”) the beneficial owner of the Claims, an arms-length Ontario, Canada resident, to acquire the Claims by carrying out certain exploration work and making certain expenditures on the Claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 (the “Trust Agreement”) was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development. The Claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder’s fee.

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
  Blue Hawk must make payment of $6,500 (CA $10,000), as an advance against the net smelter royalty, and issue 25,000 Blue Hawk shares to Mr. Theriault on March 31, 2004 upon the completion of the phase I exploration program and submission of a satisfactory engineering report with a recommendation that a phase II exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase II exploration program;
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

To date we have spent $2,250 on research and exploration activities such sum being paid for the preparation of the Evaluation Of The Little Bear Property by Mr. David J. Busch, B.Sc. (hons) P. Geo. dated November 08, 2002. Mr. Busch is a registered Professional Geoscientist in good standing in the Association of Professional Engineers and Geoscientists of Manitoba, Canada. He is a graduate of Lakehead University with a Bachelor of Arts Degree (1970) and a Bachelor of Science (honours) degree in geology in 1974. He has practiced his profession as a Consulting Exploration Geologist for the past twenty (20) years.

In addition, in September, 2003, we engaged the services of Mr. David J. Busch, P. Geo. to perform the required Phase I work Mr. Busch completed the phase I exploration program on the claims at a cost of approximately $23,000. The following recommendations have been followed and completed; we are currently awaiting the results of that work and the evaluation report on the phase I exploration program which is expected to be received on approximately March 22, 2004:

  An initial screening of the Claims with till sampling. A sample density of one sample per 25 acres adequately screened the area and identified targets with gold potential. This sample density required approximately 150 samples. Till samples (with coarse fraction removed in the field) weighed approximately 12 kilograms and were submitted for gold grain counts of the heavy mineral fraction. This work was completed using a Global Positioning System (GPS) for control. No grid was needed.
  All existing data has being digitized and maintained in a Global Information System (GIS) database. All data acquired in the future should be of a standard to be entered into the digital database format.
  Target areas developed from the initial till survey were further screened by prospecting, more detailed till sampling or Mobil Metal Ion soil sampling as necessary. Sampling density was sufficient to identify drill testable targets directly. This work is assigned to Phase II of the cost estimates.
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

Under Manitoba law, if the ownership of the Claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum fee of $750 and file other documents since we are a foreign company in Canada. We would also be required to form a Manitoba company that contains a board of directors, the majority of which would have to be Manitoba residents and obtain audited financial statements for that company. We have decided that if gold is discovered on the Claims and it appears that it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign Company or establish a corporate subsidiary in Manitoba. The decision to record or not record is solely within our province.

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

To keep the Claims in good standing, we must perform annual exploration work on the Claims or pay $8.00 (CA $12.50) per hectare to prevent the Claims from reverting to the Crown.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our properties and Mr. David J. Busch to manage the exploration program as outlined in his Report. Our only employees will be Byron G. Cox and Brian C. Doutaz, both senior officers and directors. Mr. Busch is not a consultant to Blue Hawk, rather he is the author of the Report. However, it is our intention to enter into agreement to retain the services of Mr. Busch prior to commencement of each phase of the work program outlined in his Report.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Busch as senior geological consultant. We do not intend to initiate negotiations or hire anyone again until the Summer of 2004.

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

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

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

Results of Operations

The Company was incorporated on May 01, 2002; comparative periods for the three months ended January 31, 2004 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to January 31, 2004 was $82,515 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter ending January 31, 2004. However, the Company did receive a total of $2 in interest income for the quarter.

During the quarter, the Company incurred operating expenses of $3,055 for the quarter as compared to $15,535 for the corresponding quarter ended January 31, 2003. Expenses for the quarter consisted primarily professional fees for legal and accounting ($825), office expenses ($1,270), general costs ($610) and contributed expenses ($350). For the same period in the previous year costs were mainly for professional fees ($12,981), office expenses ($302), general costs ($1,902) and contributed expenses ($350). Professional fees in the previous quarter were substantially higher as a result of costs associated with the filing of a 10-SB registration statement and were mainly for legal and accounting costs. In addition, during that period office expenses were higher as a result of increased costs surrounding the filing of the registration statement. General costs rose in this quarter due to the higher costs associated with the on-going development of our business operations.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The Company does not have any employees and engages personnel including attorneys and all technical consultants through outside consulting contracts or agreements or other such arrangements.

Plan of Operation

Blue Hawk believes it can satisfy its cash requirements through the current and coming quarter ending on April 30, 2004 from a private placement of $82,515 received during June of 2002 and a Manitoba governmental mining subsidy – a refund of 20% of allowable expenditures in exploration or mining in the province which we expect to receive prior to the end of April, 2004.

We believe we can satisfy our cash requirements through the fiscal year end of October 31, 2004, only through the raising of additional capital through private placements or equity financing or loans and the like. As of January 31, 2004, we had $17,177 in unallocated working capital.

For the balance of the current fiscal year we will concentrate our efforts on a review of the results of the Phase I exploration program on the Little Bear Claims. If Phase I of the exploration program has been successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Liquidity and Capital Resources

As of end of the last quarter on January 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to January 31, 2004 was $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of January 31, 2004, our total assets which consist entirely of cash and mineral interest deposits amounted to $18,002 ($53,983 - January 31, 2003 and $22,348 at October 31, 2003 – last fiscal year end) and our total liabilities were $825 ($2,450 – January 31, 2003 and $2,446 - October 31, 2003 – last fiscal year end). Working capital stood at $17,177 ($51,533 – January 31, 2003 and $19,902 - October 31, 2003 – last fiscal year end).

For the quarter ended January 31, 2004, the net loss was $3,053 ($0.0003 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the same period ended January 31, 2003, the corresponding number was a loss of $15,487 ($0.0015) based on the same number of shares outstanding. For the quarter ended January 31, 2004, the cumulative net loss from inception was $72,597 and the loss per share for the entire period was $0.0069 per share based on a weighted average of 10,513,435 common shares outstanding.

For the current quarter we plan on reviewing the results and the assessment report of the first phase of the exploration program on the Little Bear Lake Claims based on a report currently being written by David J. Busch.

If Phase I is not successful, we will terminate the Option on the Claims and cease exploration. If Phase I is successful we would then proceed to Phase II in the summer of 2004 at an estimated cost of $56,100, also based on the recommendations of Mr. Busch’s Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the Option on the Claims and cease operations of the business.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended January 31, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

PART II – OTHER INFORMATION

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of March 10, 2004. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”) , Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of the Company’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to January 31, 2004 was $82,515 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$9,116
Mineral Exploration & Filing Fees	19,074
Professional Fees	23,693
Office Expenses	7,211
Other Costs	6,777
Total Use of Proceeds to January 31, 2004	$65,870

Common Stock

No common stock has been issued during the three-month period ending January 31, 2004.

Options

No options were granted during the three-month period ending January 31, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended January 31, 2004: NONE

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

Blue Hawk Ventures, Inc. (Registrant) Date: March 12, 2004

BY:	/s/ “Byron G. Cox”

Byron G. Cox, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY:	/s/ “Brian C. Doutaz”

Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors