Form 10QSB
period 2004-04-30
BLUE HAWK VENTURES INC
filed 2004-06-15
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 30, 2004

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

Issuer's telephone number:
(604) 644-5139

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,513,435 shares of Common Stock as of March 10, 2004.

Transitional Small Business Format. Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
April 30, 2004

Assets
Current assets:
Cash	$1,179
Mineral interest deposit (Note 3)	14,597
$15,776

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$800
Total current liabilities	800

Shareholders' equity:
Common stock	10,513
Additional paid-in capital	79,352
Accumulated deficit	(75,117)
Cumulative translation adjustment	228
Total shareholders' equity	14,976
$15,776

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					May 1, 2002
					(Inception)
	Three Months Ended		Six Months Ended		Through
	April 30,		April 30,		April 30,
	2004	2003	2004	2003	2004

Expenses:
Stock-based compensation:
Organization costs and offering services	$-	$-	$-	$-	$4,500
Contributed rent (Note 2)	300	300	600	600	2,400
Contributed administrative services (Note 2)	50	-	100	50	450
Mineral interest acquisition costs (Note 3)	-	2,939	-	2,939	9,116
Mineral exploration and filing fees (Note 3)	-	-	-	-	19,074
Professional fees	800	2,375	1,625	15,356	24,493
Office	410	1,301	1,680	1,603	7,621
Other	960	62	1,570	1,964	7,737

Total expenses	2,520	6,977	5,575	22,512	75,391

Loss from operations	(2,520)	(6,977)	(5,575)	(22,512)	(75,391)

Interest income	-	36	2	84	274

Loss before income taxes	(2,520)	(6,941)	(5,573)	(22,428)	(75,117)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(2,520)	(6,941)	$(5,573)	$(22,428)	$(75,117)

Basic and diluted loss per share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435	10,513,435	10,513,435

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Six Months Ended		Through
	April 30,		April 30,
	2004	2003	2004

Net cash used in
operating activities	$(6,550)	$(16,645)	$(66,998)

Cash flows from investing activities:
Payment of mineral interest deposit	(1,378)	-	(14,597)
Net cash used in
investing activities	(1,378)	-	(14,597)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	82,515
Net cash provided by
financing activities	-	-	82,515

Effect of exchange rate changes on cash	(22)	183	259

Net change in cash	(7,950)	(16,462)	1,179

Cash, beginning of period	9,129	64,122	-

Cash, end of period	$1,179	$47,660	$1,179

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer and a director contributed administrative services to the Company from May 1, 2002 (inception) through April 30, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

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

NOTE 3: OPTION ON MINERAL INTERESTS

On September 23, 2002, the Company entered into an Option to Purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option payments and issue shares of its common stock as follows:

	Cash	Common
	Payments	Stock	Due Date
CDN	$13,000.00	-	Closing of Option Agreement
CDN	$10,000.00	25,000	September 1, 2004
CDN	$20,000.00	25,000	December 31, 2004
CDN	$25,000.00	25,000	December 31, 2005
CDN	$150,000.00	25,000	December 31, 2006

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, until the claims are placed into production.

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder's fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of April 30, 2004, the Company had made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$26,060 (US$19,074). The Company has also made deposits on the mineral claims of CDN$20,000 (US$14,597) to prevent the claims from lapsing. The deposits are refundable if work is filed on the claims within one year.

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Foreign Currency and Exchange Rates

Dollar costs of Blue Hawk's property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.75 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING APRIL 30, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada ("Little Bear Claims" or "Claims") by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002, as amended on December 31, 2003 and February 28, 2004, with Ozias Theriault, the beneficial owner of the Claims, an arms-length Ontario, Canada resident, to acquire the Claims by carrying out certain exploration work and making certain expenditures on the Claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 was established to avoid having to pay additional fees to establish a subsidiary at this early stage of our corporate development. The Claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder's fee.

Under the terms of the Option Agreement, Mr. Theriault granted to Blue Hawk the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Theriault in the Little Bear Claims, subject to Mr. Theriault receiving annual payments and a royalty, in accordance with the terms of the Option Agreement as amended, as follows:

  Blue Hawk must pay Mr. Theriault $8,400 on the effective date of the Agreement (paid)and a finder's fee of 10% ($840) to Mr. David Duval of West Vancouver, B.C. (paid);
  Blue Hawk must make payment of $7,500, as an advance against the net smelter royalty("NSR") and issue 25,000 Blue Hawk shares to Mr. Theriault on September 01, 2004upon the completion of the phase I exploration program and submission of a satisfactoryengineering report with a recommendation that a phase II exploration program be carriedout on the Claims and Blue Hawk making the decision that it will proceed to a phase IIexploration program;
  Blue Hawk must make payment of $15,000, as an advance against the NSR, and issue25,000 Blue Hawk shares to Mr. Theriault on December 31, 2004 upon the completion ofa phase II exploration program and submission of a satisfactory engineering report with a recommendation that a phase III exploration program be carried out on the Claims andBlue Hawk making the decision that it will proceed to a phase III exploration program;
  Blue Hawk must make payment of $18,750, as an advance against the NSR, and issue25,000 Blue Hawk shares to Mr. Theriault on December 31, 2005 upon the completion ofa phase III exploration program and submission of a satisfactory engineering report witha recommendation that a phase IV exploration program be carried out on the Claims andBlue Hawk making the decision that it will proceed to a phase IV exploration program;
  Blue Hawk must make payment of $112,500, as an advance against the NSR, and issue25,000 Blue Hawk shares to Mr. Theriault on December 31, 2006 upon the completion ofa phase IV exploration program and submission of a satisfactory engineering report witha recommendation that a phase V exploration program be carried out on the Claims andBlue Hawk making the decision that it will proceed to a phase V exploration program;
  Upon exercise of the Option, Blue Hawk must pay to Mr. Theriault, commencing January1, 2007, $37,500 as an advance against the NSR, per annum for as long as Blue Hawk, orits assigns, holds any interest in the Claims and until production commences;
  A finder's fee of 10% of any amount of monies or shares paid to Mr. Theriault under theAgreement shall be paid to Mr. Duval on the same day and under the same stipulationsand in the proportionate amount of dollars or shares as is paid to Mr. Theriault.

Regarding each of the above cash or share payments to Mr. Theriault, we must complete the phase contemplated and must decide and provide written notice to Mr. Theriault that we intend to proceed to the next phase before making the indicated payment.

Under the Option Agreement, Mr. Theriault retains a 3% net smelter royalty for all minerals mined from the Claims. "Net smelter returns" ("NSR") refers to the net proceeds received by Blue Hawk from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the Claims without encumbrances. The above noted payments are advances against that royalty. In the event that Blue Hawk sells or transfers its interest to a third party, that party will assume the obligations under the NSR provision of the Option Agreement.

The claims are held under a Trust Agreement by Mr. Cox on behalf of Blue Hawk. The terms of the Trust Agreement are as follows:

•

the Trustee is willing and legally capable of acting as a trustee for Blue Hawk to hold the mineral claims on behalf of Blue Hawk until such time as the initial five (5) phase exploration program is completed and Blue Hawk is properly able to evaluate the merits of owning the claims in its own name or that of a subsidiary;

•	the Agreement will terminate on:
	o	December 31, 2006, unless on or before that date, Blue Hawk terminates in writing the Option To Purchase And Royalty Agreement
	o	the date on which Blue Hawk incorporates a Manitoba subsidiary to hold Blue Hawk's interest in the Claims and transfers such interest to the subsidiary.

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

In addition, in September, 2003, we engaged the services of Mr. David J. Busch, P. Geo. to perform the required Phase I work Mr. Busch completed the phase I exploration program on the claims at a cost of approximately $23,000. The following recommendations have been followed and completed; we received the results of that work and the evaluation report on the phase I exploration program on May 31, 2004 and are currently reviewing the results:

  An initial screening of the Claims with till sampling. A sample density of one sample per25 acres adequately screened the area and identified targets with gold potential. Thissample density required approximately 150 samples. Till samples (with coarse fractionremoved in the field) weighed approximately 12 kilograms and were submitted for goldgrain counts of the heavy mineral fraction. This work was completed using a GlobalPositioning System (GPS) for control. No grid was needed.
  All existing data has been digitized and is now maintained in a Global InformationSystem (GIS) database. All data acquired in the future should be of a standard to beentered into the digital database format.
  Target areas developed from the initial till survey were further screened by prospecting,more detailed till sampling or Mobil Metal Ion soil sampling as necessary. Samplingdensity was sufficient to identify drill testable targets directly. This work is assigned toPhase II of the cost estimates.
  Should targets of interest be generated from the above work testing by diamond drillingshould be undertaken in Phase II.

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

Mr. Theriault has granted an option to Blue Hawk to allow Blue Hawk to explore, mine and recover any minerals on the Claims. As with the preceding, if Mr. Theriault were to grant an option to another party, that party would be able to enter the Claims, carry out certain work commitments and earn the right and title to the Claims; we would have little recourse as we would be harmed, would not own any Claims and would have to cease business operations. However, in either event, Mr. Theriault would be liable to us for monetary damages for breach of the Option Agreement. The extent of that liability would be for our out of pocket costs for expenditures on the Claims, if any, in addition to any lost opportunity costs if the Claims proved to be of value in the future.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour and exploration work on our properties and Mr. David J. Busch to manage the exploration program as outlined in his Report. Our only employees will be Byron G. Cox and Brian C. Doutaz, both senior officers and directors. Mr. Busch is not a consultant to Blue Hawk, rather he is the author of the Report. However, it is our intention to enter into agreement to retain the services of Mr. Busch prior to commencement of each phase of the work program outlined in his Report as we did prior to the commencement of the work on Phase I which was started in September, 2003.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to continue to retain Mr. Busch as senior geological consultant. We do not intend to initiate negotiations or hire anyone again until the late Summer or early Fall of 2004.

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

Results of Operations

The Company was incorporated on May 01, 2002; comparative periods for the six months ended April 30, 2004 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01,

2002 to April 30, 2004 was $82,515 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter ended April 30 2004.

During the quarter, the Company incurred operating expenses of $2,520 for the quarter as compared to $6,977 for the corresponding quarter ended April 30, 2004 ($5,575 for the six month period this year versus $22,512 for the six month period last year). Expenses for the quarter consisted primarily professional fees for legal and accounting ($800), office expenses ($410), general costs ($960) and contributed expenses ($350). For the same period in the previous year costs were mainly for professional fees ($2,375), office expenses ($1,301), general costs ($62) and contributed expenses ($300). By comparison, for the six months, two quarters, ended April 30, the comparative costs were $1,625 compared to $15,356 for 2003 and 2004 respectively for legal & accounting; $1,680 as compared to $1,603 for the office for 2003 and 2004; $1,570 versus $1,964 for other costs for 2003 and 2004; $700 versus $650 for contributed costs for 2003 and 2004 respectively. In addition, in this quarter and six month period in 2003, we spent $2,939 to acquire our option on the Little Bear Claims but had no similar costs this year. Professional fees in the previous quarter were substantially higher as a result of costs associated with the filing of a 10-SB registration statement and were mainly for legal and accounting costs. In addition, during that period office expenses were higher as a result of increased costs surrounding the filing of the registration statement. General costs rose in this quarter due to the higher costs associated with the on-going development of our business operations. Finally, we incurred the above noted expenses for the acquisition of the option on our mineral claims.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The Company does not have any employees and engages personnel including attorneys and all technical consultants through outside consulting contracts or agreements or other such arrangements.

Plan of Operation

Blue Hawk believes it can satisfy its cash requirements through the current and coming quarter ending on July 31, 2004 from a private placement of $82,515 received during June of 2002 and a Manitoba governmental mining subsidy – a refund of 20% of allowable expenditures in exploration or mining in the province which we expect to receive prior to the end of July, 2004.

We believe we can satisfy our cash requirements through the fiscal year end of October 31, 2004, only through the raising of additional capital through private placements or equity financing or loans and the like. As of April 30, 2004, we had $14,976 in unallocated working capital.

For the balance of the current fiscal year we will concentrate our efforts on a review of the results of the Phase I exploration program on the Little Bear Claims and to securing additional capital to carry on with Phase II of the exploration program. If Phase I of the exploration program has been successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Liquidity and Capital Resources

As of end of the last quarter on April 30, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2004 was $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of April 30, 2004, our total assets which consist entirely of cash and mineral interest deposits amounted to $15,776 ($47,660 – April 30, 2003, $18,802 – January 31, 2004 and $22,348 at October 31, 2003 – last fiscal year end) and our total liabilities were $800 ($2,602 – April 30, 2003, $825 – January 31, 2004 and $2,446 - October 31, 2003 – last fiscal year end). Working capital stood at $14,976 ($45,058 – April 30, 2003, $17,177 – January 31, 2004 and $19,902 - October 31, 2003 – last fiscal year end).

For the quarter ended April 30, 2004, the net loss was $2,520 ($0.0002 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the same period ended April 30, 2003, the corresponding number was a loss of $6,941 ($0.0007) based on the same number of shares outstanding. For the quarter ended April 30, 2004, the cumulative net loss from inception was $75,117 and the loss per share for the entire period was $0.0071 per share based on a weighted average of 10,513,435 common shares outstanding.

For the current quarter we plan on reviewing the results and the assessment report of the first phase of the exploration program on the Little Bear Lake Claims based on a report currently being written by David J. Busch and securing financing for future operations.

If Phase I is not successful, we will terminate the Option on the Claims and cease exploration. If Phase I is successful we would then proceed to Phase II in the late Summer or early Fall of 2004 at an estimated cost of $62,000, also based on the recommendations of Mr. Busch's Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the Option on the Claims and cease operations of the business.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended April 30, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company's Chief Executive Officer and Chief Financial Officer have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

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

PART II – OTHER INFORMATION

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of June 14, 2004. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act ("Rule 504") , Regulation S of the Securities Act ("Reg. S") or Section 4(2) of the Securities Act ("Section 4(2)"), as provided. All purchasers of the Company's securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2004 was $82,515 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 9,116
Mineral Exploration & Filing Fees	19,074
Professional Fees	24,493
Office Expenses	7,621
Other Costs	7,737
Total Use of Proceeds to April 30, 2004	$68,041

Common Stock

No common stock has been issued during the six-month period ending April 30, 2004.

Options

No options were granted during the six-month period ending April 30, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended April 30, 2004: NONE

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

Date: June 14, 2004

BY: /s/ Byron G. Cox

Byron G. Cox, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY: /s/ Brian C. Doutaz

Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors