Form 10QSB
period 2004-07-31
BLUE HAWK VENTURES INC
filed 2004-09-13
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2004

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
10,513,435 shares of Common Stock as of September 06, 2004.

Transitional Small Business Format. Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

July 31, 2004

Assets
Current assets:
Cash	$225
Mineral interest deposit (Note 3)	14,597
$14,822

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,875
Indebtedness to related party (Note 2)	500
Total current liabilities	4,375

Shareholders' equity:
Common stock	10,513
Additional paid-in capital	79,702
Accumulated deficit	(79,990)
Cumulative translation adjustment	222
Total shareholders' equity	10,447
$14,822

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					May 1, 2002
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	July 31,		July 31,		July 31,
	2004	2003	2004	2003	2004

Expenses:
Stock-based compensation:
Organization costs and offering services	$-	$-	$-	$-	$4,500
Contributed rent (Note 2)	300	300	900	900	2,700
Contributed administrative services (Note 2)	50	50	150	100	500
Mineral interest acquisition costs (Note 3)	-	-	-	-	9,116
Mineral exploration and filing fees (Note 3)	-	-	-	2,939	19,074
Professional fees	1,800	1,448	3,425	16,804	26,293
Office	1,994	1,577	3,674	3,180	9,615
Other	729	2,387	2,299	4,351	8,466
Total expenses	4,873	5,762	10,448	28,274	80,264
Loss from operations	(4,873)	(5,762)	(10,448)	(28,274)	(80,264)
Interest income	-	61	2	109	274
Loss before income taxes	(4,873)	(5,701)	(10,446)	(28,165)	(79,990)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(4,873)	$(5,701)	$(10,446)	$(28,165)	$(79,990)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435	10,513,435	10,513,435

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Nine Months Ended		Through
	July 31,		July 31,
	2004	2003	2004

Net cash used in
operating activities	$(7,967)	$(23,980)	$(68,415)

Cash flows from investing activities:
Payment of mineral interest deposit	(1,378)	-	(14,597)
Net cash used in
investing activities	(1,378)	-	(14,597)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	82,515
Proceeds from officer advance (Note 2)	500	-	500
Net cash provided by
financing activities	500	-	83,015

Effect of exchange rate changes on cash	(59)	246	222

Net change in cash	(8,904)	(23,734)	225

Cash, beginning of period	9,129	64,122	-

Cash, end of period	$225	$40,388	$225

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

During July 2004, an officer advanced the Company $500 for working capital. The advance does not carry an interest rate and is due on demand. The advance is included in the accompanying interim financial statements as "Indebtedness to related party".

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
Notes to Condensed Financial Statements
(Unaudited)

NOTE 3: OPTION ON MINERAL INTERESTS

On September 23, 2002, the Company entered into an Option to Purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option payments and issue shares of its common stock as follows:

	Cash	Common
	Payments	Stock	Due Date
CDN	$13,000.00	-	Closing of Option Agreement
CDN	$10,000.00	25,000	December 30, 2004
CDN	$20,000.00	25,000	December 31, 2005
CDN	$25,000.00	25,000	December 31, 2006
CDN	$150,000.00	25,000	December 31, 2007

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, until the claims are placed into production.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JULY 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada ("Little Bear Claims" or "Claims") by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002, as amended on December 31, 2003 and February 28, 2004 and August 25, 2004, with Ozias Theriault, the beneficial owner of the Claims, an arms-length Ontario, Canada resident, to acquire the Claims by carrying out certain exploration work and making certain expenditures on the Claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 was established to avoid having to pay additional fees to establish a subsidiary at this early stage of our corporate development. The Claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder's fee.

Under the terms of the Option Agreement, Mr. Theriault granted to Blue Hawk the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Theriault in the Little Bear Claims, subject to Mr. Theriault receiving annual payments and a royalty, in accordance with the terms of the Option Agreement as amended, as follows:
  Blue Hawk must pay Mr. Theriault $8,400 on the effective date of the Agreement (paid) and a finder's fee of 10% ($840) to Mr. David Duval of West Vancouver, B.C. (paid);

  Blue Hawk must make payment of $7,500, as an advance against the net smelter royalty ("NSR") and issue 25,000 Blue Hawk shares to Mr. Theriault on December 30, 2004 upon the completion of the phase I exploration program and submission of a satisfactory engineering report with a recommendation that a phase II exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase II exploration program;

  Blue Hawk must make payment of $15,000, as an advance against the NSR, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2005 upon the completion of a phase II exploration program and submission of a satisfactory engineering report with a recommendation that a phase III exploration program be carried out on the Claims andBlue Hawk making the decision that it will proceed to a phase III exploration program;
  Blue Hawk must make payment of $18,750, as an advance against the NSR, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2006 upon the completion of a phase III exploration program and submission of a satisfactory engineering report with a recommendation that a phase IV exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase IV exploration program;

  Blue Hawk must make payment of $112,500, as an advance against the NSR, and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2007 upon the completion of a phase IV exploration program and submission of a satisfactory engineering report with a recommendation that a phase V exploration program be carried out on the Claims and Blue Hawk making the decision that it will proceed to a phase V exploration program;

  Upon exercise of the Option, Blue Hawk must pay to Mr. Theriault, commencing January 1, 2009, $37,500 as an advance against the NSR, per annum for as long as Blue Hawk, or its assigns, holds any interest in the Claims and until production commences;

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

In addition, in September, 2003, we engaged the services of Mr. David J. Busch, P. Geo. to perform the required Phase I work Mr. Busch completed the phase I exploration program on the claims at a cost of approximately $23,000. The following recommendations have been followed and completed; we received the results of that work and the evaluation report on the phase I exploration program on May 31, 2004:

  An initial screening of the Claims with till sampling was undertaken. A sample density of one sample per 25 acres adequately screened the area and identified targets with gold potential. This sample density required approximately 150 samples. Till samples (with coarse fraction removed in the field) weighed approximately 12 kilograms and were submitted for gold grain counts of the heavy mineral fraction. This work was completed using a Global Positioning System (GPS) for control. No grid was needed.
  All existing data has been digitized and is now maintained in a Global Information System (GIS) database. All data acquired in the future should be of a standard to be entered into the digital database format.
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

Mr. Busch concluded his report by stating that:

  The results of the screening of the property with large surficial tills indicates two areas with possibly significant potential. The bulk of the known veins do not appear to have significant gold responses.

  A possibly significant bedrock source of gold is indicated in one area but gold from the known Gold Plate and Black Beaver veins may have contributed to this anomaly. The large number of samples with high numbers of pristine or modified grains in this area suggests additional potential.

  A possibly significant bedrock source is indicated in the up ice area of a second target. A single sample with a very high proportion of pristine grains suggests the bedrock source to be small and located between the northeast New Discovery vein and the Treasure vein. There appears to be little to no down ice dispersion train from this possible source.

  The known gold occurrences between the two west-northwest trending faults appear to produce a broad uneven dispersion down ice. This dispersion is characterized by a moderate total number of gold grains with a high proportion of rounded gold grains. The data suggests these showings do not represent significant targets. Both targets 1 and 2 require additional work before diamond drilling can be considered.

Mr. Busch goes on to state that it is Mr. Busch's professional opinion that potential for possibly economic gold deposits remains on the Little Bear Property. It is also his opinion that the potential warrants the following recommendations:

  Additional till sampling should be considered for the southwest corner of the property. This is likely due to be expensive due to very poor ease of access.
  Additional till sampling should be considered for target areas 1 and 2 to narrow the targets down to drill testable areas.
  Detailed prospecting and sampling should be undertaken in target areas 1 and 2. Bedrock exposure in these areas might suggest this would be highly effective. Mechanical stripping should be undertaken in areas of veining.
  Target areas 1 and 2 should be mapped in detail with particular attention to structures, alterization and mineralization.
  Cost estimates for the above noted work total approximately $27,000 and are a reflection of local costs for the specified type of work.

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

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to continue to retain Mr. Busch as senior geological consultant. We do not intend to initiate negotiations or hire anyone again until the we are prepared to carry on with phase II of the anticipated work program.

At present, we have no employees, other than Messrs. Cox and Doutaz, our officers and directors. Messrs. Cox and Doutaz do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Currently, these facilities are provided to us by Brian Doutaz, one of our directors and our Vice President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Blue Hawk at cost on a periodic basis.

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

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

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

Results of Operations

The Company was incorporated on May 01, 2002; comparative periods for the nine months ended July 31, 2004 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to July 31, 2004 was $83,015 as a result of proceeds received from sales of our common stock and an advance of $500 from one of our officers.

The Company did not generate any revenues from operations for the quarter ended July 31 2004.

During the quarter, the Company incurred operating expenses of $4,873 for the quarter as compared to $5,762 for the corresponding quarter ended July 31, 2003 ($10,448 for the nine month period this year versus $28,274 for the nine month period last year). Expenses for the quarter consisted primarily professional fees for legal and accounting ($1,800), office expenses ($1,994), general costs ($729) and contributed expenses ($350). For the same period in the previous year costs were mainly for professional fees ($1,448), office expenses ($1,577), general costs ($2,387) and contributed expenses ($350). By comparison, for the nine months, three quarters, ended July 31, 2004, the comparative costs were $3,425 compared to $16,804 for 2004 and 2003 respectively for legal & accounting; $3,674 as compared to $3,180 for the office for 2004 and 2003; $2,299 versus $4,351 for other costs for 2004 and 2003; $1,050 versus $1,000 for contributed costs for 2004 and 2003 respectively. In addition, in 2003, $2,939 was expended in mineral exploration and filing fees while no such costs were incurred in 2004 for the nine month period. Professional fees in the previous nine months were substantially higher as a result of costs associated with the filing of a 10-SB registration statement and were mainly for legal and accounting costs. In addition, during that period office expenses were higher as a result of increased costs surrounding the filing of the registration statement.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The Company does not have any employees and engages personnel including attorneys and all technical consultants through outside consulting contracts or agreements or other such arrangements.

Plan of Operation

Blue Hawk believes it can satisfy its cash requirements through the current and coming quarter ending on October 31, 2004 from a private placement of $82,515 received during June of 2002 and a Manitoba governmental mining subsidy – a refund of 20% of allowable expenditures in exploration or mining in the province which we expect to receive prior to the end of October, 2004.

We believe we can satisfy our cash requirements beyond the fiscal year end of October 31, 2004, only through the raising of additional capital through private placements or equity financing or loans and the like. As of July 31, 2004, we had $10,447 in unallocated working capital.

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

Liquidity and Capital Resources

As of end of the last quarter on July 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to July 31, 2004 was $83,015 as a result of proceeds received from sales of our common stock and an advance of $500 in that quarter from an officer. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of July 31, 2004, our total assets which consist entirely of cash and mineral interest deposits amounted to $14,822 ($40,388 on July 31, 2003 and $22,348 at October 31, 2003 – last fiscal year end) and our total liabilities were $4,375 ($654 – July 31, 2003 and $2,446 - October 31, 2003 – last fiscal year end). Working capital stood at $10,447 ($39,734 – July 31, 2003 and $19,902 on October 31, 2003 – last fiscal year end).

For the quarter ended July 31, 2004, the net loss was $4,873 ($0.0005 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the same period ended July 31, 2003, the corresponding number was a loss of $5,701 ($0.0005) based on the same number of shares outstanding. For the quarter ended July 31, 2004, the cumulative net loss from inception was $79,990 and the loss per share for the entire period was $0.0076 per share based on a weighted average of 10,513,435 common shares outstanding.

For the current quarter we plan on reviewing the results and the assessment report of the first phase of the exploration program on the Little Bear Lake Claims based on the report written by David J. Busch and securing financing for future operations.

If Phase I is successful we would then proceed to Phase II in the late Summer or early Fall of 2005 at an estimated cost of $90,000, also based on the recommendations of Mr. Busch's Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the Option on the Claims and cease operations of the business.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended July 31, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

PART II – OTHER INFORMATION

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of September 06, 2004. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to July 31, 2004 was $83,015 as a result of proceeds received from sales of our common stock and an advance of $500 from one of our officers. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 9,116
Mineral Exploration & Filing Fees	19,074
Professional Fees	26,293
Office Expenses	9,615
Other Costs	8,466
Total Use of Proceeds to July 31, 2004	$ 72,564

Common Stock

No common stock has been issued during the nine-month period ending July 31, 2004.

Options

No options were granted during the nine-month period ending July 31, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended July 31, 2004: NONE

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

Date: September 10, 2004

BY: /s/ Byron G. Cox

Byron G. Cox, President, Chief Executive Officer, Principal Executive Officer and a Member of the Board of Directors

BY: /s/ Brian C. Doutaz

Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors