Form 10KSB
period 2004-10-31
BLUE HAWK VENTURES INC
filed 2005-02-22
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended OCTOBER 31, 2004

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

State Issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (1), or the average bid and asked price of such common equity (2), as of the last business day of the registrant’s most recently completed fiscal quarter: 5,513,435 common shares at $0.15 (1) = $827,015. (1) price at which the common equity was last offered for sale.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,513,435 common shares issued and outstanding as of January 31, 2005.

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

Business Development During Last Three Years

We were incorporated in the state of Nevada on May 01, 2002. Since incorporation, we have been in the business of the exploration and development of a mineral property. Our mining property consists of an option to acquire the Little Bear Lake Claims situated in eastern Manitoba, Canada. The claims consist of twelve (12) mineral claims which in total cover an area of approximately 1,600 hectares (3,954 acres). Our property is without known reserves and our program is exploratory in nature. We have completed the physical work involved in the phase I exploration program and on May 31, 2004 received a report with recommendations for future efforts based upon the work completed to date. We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

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

Our office facilities are currently provided to us by one of our directors, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Blue Hawk at cost on a periodic basis.

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada referred to as the Little Bear Lake Claims by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002 as amended on December 31, 2003, February 28, 2004 and August 25, 2004, with Ozias Theriault, (the “Option Agreement”) the beneficial owner of the claims, an arms-length Ontario, Canada resident, to acquire the claims by carrying out certain exploration work and making certain expenditures on the claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 (the “Trust Agreement”) was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development. The claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder’s fee.

Under the terms of the Option Agreement, Mr. Theriault granted to Blue Hawk the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Theriault in the Little Bear Lake Claims, subject to Mr. Theriault receiving annual payments and a royalty, in accordance with the terms of the Option Agreement, as follows:

  Blue Hawk must pay Mr. Theriault $8,400 on the effective date of the Agreement (paid) and a finder’s fee of 10% ($840) to Mr. David Duval of West Vancouver, B.C. (paid);
  Blue Hawk must make payment of $7,500, as an advance against the net smelter royalty (“NSR”) and issue 25,000 Blue Hawk shares to Mr. Theriault on December 30, 2004 upon the completion of the phase I exploration program and submission of a satisfactory engineering report with a recommendation that a phase II exploration program be carried out on the claims and Blue Hawk making the decision that it will proceed to a phase II exploration program;
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

In addition, in September, 2003, we engaged the services of Mr. Busch to perform the required Phase I work which was completed at a cost of approximately $25,000. The following recommendations of the phase I work program now have been completed:

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
  Targets of interest generated from the above work should be undertaken in Phase II.

Item 2. Property

Overview

The claims are located on NTS 1:50,000 sheet 52L12 in the Lac du Bonnet area in the province of Manitoba. The property consists of 12 contiguous, unpatented claim blocks covering 1,600 hectares (3,954 acres). The individual claim details are shown in the following table:

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE DD/MM/YY *	AREA HECTARES	AREA ACRES
Meagan 2	MB 2823	Ozias Theriault	20/11/2005	32	79
Iris 1	MB 2021	Ozias Theriault	07/03/2005	128	316
Iris 7	MB 2819	Ozias Theriault	17/10/2005	144	356
Iris 2	MB 2020	Ozias Theriault	07/03/2005	224	554
Megan 1	MB 2822	Ozias Theriault	20/11/2005	32	79
Iris 8	MB 2818	Ozias Theriault	17/10/2005	96	237
Megan 8	MB 2821	Ozias Theriault	17/10/2005	160	395
Iris 4	MB 3189	Ozias Theriault	12/10/2005	224	554
Viola 1	MB 2824	Ozias Theriault	20/11/2005	32	79
Iris 3	W 53618	Ozias Theriault	23/12/2005	144	356
Iris 6	MB 3191	Ozias Theriault	12/10/2005	128	316
Iris 5	MB 3190	Ozias Theriault	12/10/2005	256	633
		TOTAL (Hectares / Acres)		1600	3954

*
The expiry date of the lease on the claims will be extended by at least one year through the performance of the planned phase II of the projected two phase exploration program. By completing work on the claims an automatic extension of the expiry date is achieved.

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

The climate is typical mid-latitude continental. Field work is possible year round with access restricted during winter freeze-up and spring thaw.

Our Proposed Exploration Program – Plan of Operation

In September, 2003, we engaged the services of Mr. David J. Busch, P. Geo. to perform the required Phase I work. In his May 31, 2004 evaluation report on the phase I work program, Mr. Busch concluded his report by stating that:

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

Mr. Busch goes on to state that it is his professional opinion that potential for possibly economic gold deposits remains on the Little Bear Property. It is also his opinion that the potential warrants the following recommendations which should be incorporated into a phase II exploration program:

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
  Cost estimates for the above noted work total approximately $30,000 and are a reflection of local costs for the specified type of work.

Our business plan is to proceed with the second phase of the planned two phase exploration of the Little Bear Lake Claims to determine if there should be longer term interest that may bear further evaluation to determine if gold may exist on the claims. The initial report recommended an initial two phase exploration program to properly evaluate the potential of the claims. We have now concluded the first phase of that program with recommendations that we carry on to phase II and alter the originally planned second phase to include the above recommendations. We must continue to conduct exploration to determine what minerals, if any, exist on our optioned properties and if any minerals which may be found can be economically extracted and profitably processed.

Phase 1 of the recommended geological exploration program cost approximately $23,000, based on the report and is a reflection of local costs for the specified type of work.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

Phase II will not be carried out until the late summer of 2005 and will be contingent upon the specific recommendations of Mr. Busch in his phase I evaluation report and will be directed towards the follow-up of targets determined from Phase I as well as some new prospecting based on targets determined from Phase I. Phase II may require up to three weeks of field work and will cost approximately $60,000 comprised of wages, fees and camp operations, drilling, assays and related. The cost estimate is based on the evaluation report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

The evaluation report calls for approximately 1,000 feet of diamond drilling in Phase II which is an essential component of exploration and aids in the delineation and definition of any findings. The geophysical work gives a general understanding of the location and extent of potential mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We expect the costs of the geophysical work and the diamond drilling to be to be approximately $45,000. Trenching and other work done in previously recorded exploration programs we may be able to obtain access to along with the results of Phase I will be the guide for the locations of the diamond drilling program. In addition, new prospecting and a follow-up on till samples obtained in Phase I will be carried out at a cost of $10,000.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our properties and Mr. David J. Busch to manage the exploration program as outlined in his 2002 and 2004 reports. Our only employees will be Byron G. Cox and Brian C. Doutaz, both senior officers and directors. Mr. Busch is not a consultant to Blue Hawk, rather he is the author of the reports.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Busch as senior geological consultant. His services were contracted during 2004 to carry out the phase I exploration program and to write a report and recommendations regarding further work, if deemed necessary, based on the results of the summer work program. We do not intend to initiate negotiations or hire anyone until we commence the next phase of exploration currently planned for the summer of 2005.

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

On January 31, 2005, the shareholders' list of our common shares showed 45 registered shareholders and 10,513,435 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there nil (0) additional beneficial shareholders beyond the 45 registered shareholders as of January 31, 2005.

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

Changes in Securities

The Company had 10,513,435 shares of common stock issued and outstanding as of October 31, 2004 and at January 31, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING OCTOBER 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on May 01, 2002. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our mining properties consist of twelve (12) mineral claims which in total cover an area of approximately 1,600 hectares (3,954 acres). To the date of this report, we have spent approximately $2,250 on research and development on the claims and $40,537 on exploration and acquisition costs.

Results of Operations

For the year ended October 31, 2004, October 31, 2003 and May 01, 2002 (inception) through October 31, 2004.

REVENUES

REVENUE – Gross revenue for the year ended October 31, 2004 consisted solely of interest earned on bank deposits in the amount of $2 ($121 for the fiscal year ended October 31, 2003) and $274 for the period from inception to October 31, 2004. To date, we have not generated any revenues from our mineral exploration business. Interest received declined during the most recent fiscal year as most of the Corporations funds on deposit are utilized in operations.

In addition, an officer of the Company loaned Blue Hawk a total of $4,000 for working capital. The advance does not carry an interest rate and is due on demand. Management plans to settle the advances with cash or stock.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the year ended October 31, 2004 was nil as compared to nil for the year ended October 31, 2003 and $82,515 received for the year ended October 31, 2002. No shares were issued in the most recent fiscal year and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased to $29,219 in the year ended October 31, 2004 from $48,513 in the previous year ended October 31, 2003, a total $99,035 has been incurred since inception on May 1, 2002 through October 31, 2004. The reduction in costs this past year occurred as the result of Blue Hawk’s operations largely being inactive except for payments for the work program in the Fall, 2003 and the resulting report issued on May 31, 2004. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $1,500 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended October 31, 2004 as compared to $1,400 for the year ended October 31, 2003 while a total of $3,650 was incurred in the period from inception on May 01, 2002 to October 31, 2004. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the years ended October 31, 2004 or October 31, 2003 but $9,116 was expended during the formative year in obtaining the option on our mineral property. For the period May 1, 2002 (inception) through October 31, 2004, $9,116 was recorded in acquiring our optioned claim.

MINERAL EXPLORATION AND FILING FEES: $14,597 was expended on mineral exploration and related filing fees in the year ended October 31, 2004 while $19,074 was incurred in the previous year ended October 31, 2003. To date, we have incurred a total of $33,671 in exploring our claims for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Blue Hawk incurred $7,063 in professional fees for the fiscal year ended on October 31, 2004 as compared to $18,338 for the previous fiscal year. Decreased costs were incurred in the past year as the result of the fact that in the previous year we were engaged in the filing of an 10-SB registration statement and the attendant legal, accounting and filing expenses were higher for that period. From inception to October 31, 2004, we have incurred a total of $29,931 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on October 31, 2004 or for the year ended October 31, 2003 and no direct compensation costs have been incurred since inception. However, $4,500 was incurred in the year ended October 31, 2002 for organizational and offering costs which were deemed to have been paid to a senior officer for services rendered. We issued 4,500,000 shares of common stock through a Section 4(2) offering in May 2002 for the settlement of the above noted invoice for organizational expenses and services rendered in the amount of $4,500

OFFICE EXPENSES: $3,290 in office costs were incurred in the past year which ended on October 31, 2004. By comparison, $4,709 was incurred for the similar period in the previous fiscal year. Costs were lower for the current year as the Company was largely inactive except for the exploration program carried out in the fall of 2003 and the report that was issued in May 31, 2004. For the period May 1, 2002 (inception) through October 31, 2004 a total of $9,231 has been spent on office related expenses.

TELEPHONE: $1,073 in telephone costs were incurred in the most recently completed fiscal year ended on October 31, 2004 as compared to nil for the previous year. The difference is accounted for in the fact that the costs were lumped in with office costs last year and were not further broken down to elemental costs. For the period May 1, 2002 (inception) through October 31, 2004, a total of $1,392 has been spent on telephone expenses.

OTHER COSTS: $1,696 in other costs were incurred in the current fiscal year under review while $4,992 was incurred for the year ended October 31, 2003. The lower amount spent in the current year is largely the result of the Company being less active in the current year and the higher costs incurred in the previous fiscal year with the filing of Blue Hawk’s Form 10-SB registration statement. For the period May 1, 2002 (inception) through October 31, 2004, Blue Hawk has spent a total of $7,543 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended October 31, 2004, $12,969 in net cash was used as compared to $42,015 having been used in the period ended October 31, 2003. The decrease in the current year under discussion is largely due to the decrease in activity of the Corporation with the completion of our Form 10-SB registration Statement and the carrying out of the exploration program over a two year period. A total of $73,417 in net cash has been used for the period from Inception on May 1, 2002 to October 31, 2004.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the current fiscal year under review, Blue Hawk did not sell any shares of its common stock. As of the date of this report Blue Hawk has 10,513,435 common shares issued and outstanding.

Blue Hawk continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Blue Hawk does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to October 31, 2004 was $82,515 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

General & Administrative	39,728
Mineral Interest Acquisition Costs	9,116
Mineral Exploration and Filing Fees	33,671
Total Use of Proceeds to October 31, 2003	$ 82,515

Plan of Operation

For the upcoming fiscal year (November 01, 2004 to October 31, 2005) we will concentrate our efforts on the review of the results of the phase I exploration program on the claims based on the report and recommendations of David Busch and the implementation of phase II of the planned two-phase exploration program on the claims. The results of phase I of the exploration program were successful enough to encourage us to attempt to raise sufficient capital for the phase II exploration program and shift our activities to prepare for proceeding with phase II in the late summer of 2005.

We would proceed to phase II in 2005 at an estimated cost of $60,000, also based on the recommendations of Mr. Busch’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the Option on the claims.

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

Liquidity and Capital Resources

As of end of the fiscal year on October 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended October 31, 2004 was $0. By comparison for the fiscal year ended October 31, 2003, no cash was provided by financing activities and from inception on May 01, 2002 to October 31, 2004 we raised $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September, 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Rule 504D / Regulation S offering in May, 2002 for cash consideration of $5,000 and we issued 513,435 shares of common stock through a Rule 504D / Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of October 31, 2004, our total assets which consist of cash and a mineral interest deposit amounted to $309 and our total liabilities were $7,975. Our working capital deficit stood at $7,666.

For the year ended October 31, 2004, our net loss was $29,217 ($0.0028 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the previous year ended October 31, 2003, the loss was $48,392 ($0.0046 per share) based on a weighted average of 10,513,435 common shares outstanding. For the period from inception on May 01, 2002 to October 31, 2004 the comparative numbers were a net loss of $98,761 and a loss per share of $0.0094 based on a weighted average of 10,513,435 common shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004 – 2005. Management projects that we may require an additional $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$30,000
Phase II exploration program	$60,000
Working Capital	$60,000
Total	$150,000

As at October 31, 2004, we had a working capital deficit of $7,666. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended October 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Research and Development

Research costs are expensed as incurred. During the year, an estimated $0 (2003 - $0) was incurred on research and development.

Foreign Exchange

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Blue Hawk’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United

States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At October 31, 2004, the exchange rate was approximately $1.25 (CA) to $1.00 (U.S.).

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended October 31, 2004. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $35,750) was expected to cost the Company $22,000 using an exchange rate of CA $1.55 being approximately equal to US $1.00 which was the approximate exchange rate during the period the Company entered into the Option Agreement and the preparation of the report issued by Mr. Busch. As of October 31, 2004, the exchange rate had changed to CA $1.25 being approximately equal to US $1.00. As of January 31, 2005, the rate has remained at that approximate level. The effect on Blue Hawk, if the rate remains at this level, is to increase the cost of phase II from $48,300 to $60,000 – a 24% increase. This situation will have a significant impact on later phase of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, P.C. for the audited consolidated financial statements for the year ended October 31, 2004 are included herein immediately preceding the audited financial statements.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders
Blue Hawk Ventures, Inc.:

We have audited the accompanying balance sheets of Blue Hawk Ventures, Inc. as of October 31, 2004, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended October 31, 2004 and 2003, and from May 1, 2002 (inception) through October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Hawk Ventures, Inc. as of October 31, 2004, and the results of its operations and its cash flows for the years ended October 31, 2004 and 2003, and from May 1, 2002 (inception) through October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck, LLP
Denver, Colorado
February 11, 2005

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Balance Sheet
(Presented in U.S. Dollars)

October 31, 2004

Assets

Current assets:
Cash	$309

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$285
Accrued liabilities	2,800
Indebtedness to related parties (Note 2)	4,890
Total current liabilities	7,975

Shareholders’ deficit (Notes 2 and 4):
Common stock, $.001 par value; 25,000,000 shares authorized,
10,513,435 shares issued and outstanding	10,513
Additional paid-in capital	80,152
Accumulated deficit	(98,761)
Cumulative translation adjustment	430
Total shareholders’ deficit	(7,666)
$309

See accompanying notes to financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	For The Years Ended		Through
	October 31,		October 31,
	2004	2003	2004
Expenses:
Stock-based compensation (Note 2):
Organization costs and offering services	$—	$—	$4,500
Contributed rent (Note 2)	1,200	1,200	3,000
Contributed administrative support (Note 2)	300	200	650
Mineral interest acquisition costs (Note 3)	—	—	9,116
Mineral exploration and filing fees (Note 3)	14,597	19,074	33,671
Professional fees	7,063	18,338	29,931
Office	3,290	4,709	9,231
Telephone	1,073	—	1,393
Other	1,696	4,992	7,543
Total expenses	29,219	48,513	99,035
Loss from operations	(29,219)	(48,513)	(99,035)
Interest income	2	121	274
Loss before income taxes	(29,217)	(48,392)	(98,761)

Income tax provision (Note 5)	—	—	—

Net loss	$(29,217)	$(48,392)	$(98,761)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435

See accompanying notes to financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit
(Presented in U.S. Dollars)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at May 1, 2002 (inception)	—	$—	$—	$—	$—	$—

May 2002, common stock sold to an officer
($.001/share) (Note 2)	500,000	500	—	—	—	500
May 2002, common stock issued to an officer
in exchange for organization and stock
offering services ($.001/share) (Note 2)	4,500,000	4,500	—	—	—	4,500
May 2002, common stock sold in private stock
offering ($.001/share) (Note 4)	5,000,000	5,000	—	—	—	5,000
July and August 2002, common stock sold in
private stock offering ($.15/share) (Note 4)	513,435	513	76,502	—	—	77,015
Office space and administrative support
contributed by a director (Note 2)	—	—	750	—	—	750
Comprehensive loss:
Net loss, period ended October 31, 2002	—	—	—	(21,152)	—	(21,152)
Cumulative translation adjustment	—	—	—	—	40	40
Comprehensive loss	—	—	—	—	—	(21,112)

Balance at October 31, 2002	10,513,435	10,513	77,252	(21,152)	40	66,653

Office space and administrative support
contributed by a director (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended October 31, 2003	—	—	—	(48,392)	—	(48,392)
Cumulative translation adjustment	—	—	—	—	241	241
Comprehensive loss	—	—	—	—	—	(48,151)

Balance at October 31, 2003	10,513,435	10,513	78,652	(69,544)	281	19,902

Office space and administrative support
contributed by a director (Note 2)	—	—	1,500	—	—	1,500
Comprehensive loss:
Net loss, year ended October 31, 2004	—	—	—	(29,217)	—	(29,217)
Cumulative translation adjustment	—	—	—	—	149	149
Comprehensive loss	—	—	—	—	—	(29,068)

Balance at October 31, 2004	10,513,435	$10,513	$80,152	$(98,761)	$430	$(7,666)

See accompanying notes to financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	For The Years Ended		Through
	October 31,		October 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(29,217)	$(48,392)	$(98,761)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	—	—	4,500
Write-off mineral interest deposits	13,219	—	13,219
Office space and administrative support
contributed by a director (Note 2)	1,500	1,400	3,650
Changes in operating assets and liabilities:
Prepaid expenses	—	4,781	—
Accounts payable and accrued expenses	639	196	3,085
Due to related parties (Note 2)	890	—	890
Net cash used in
operating activities	(12,969)	(42,015)	(73,417)

Cash flows from investing activities:
Payment of mineral interest deposit	—	(13,219)	(13,219)
Net cash used in
investing activities	—	(13,219)	(13,219)

Cash flows from financing activities:
Proceeds from officer advances (Note 2)	4,000	—	4,000
Proceeds from the sale of common stock	—	—	82,515
Net cash provided by
financing activities	4,000	—	86,515

Effect of exchange rate changes on cash	149	241	430

Net change in cash	(8,820)	(54,993)	309

Cash, beginning of period	9,129	64,122	—

Cash, end of period	$309	$9,129	$309

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at October 31, 2004.

Financial Instruments
At October 31, 2004, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At October 31, 2004, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board (“APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of October 31, 2004.

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

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Fiscal Year-end
The Company has adopted October 31, as its fiscal year-end.

Recent Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

(2) Related Party Transactions

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer and a director contributed administrative services to the Company from May 1, 2002 (inception) through October 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

During the year ended October 31, 2004, an officer advanced the Company $4,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

advances with cash or stock. The advance is included in the accompanying interim financial statements as “Indebtedness to related parties”.

At October 31, 2004, the Company owed an officer $201 for expenses paid on behalf of the Company. This balance is included in the accompanying interim financial statements as “Indebtedness to related parties”.

At October 31, 2004, the Company owed an affiliate $689 for expenses paid on behalf of the Company. This balance is included in the accompanying interim financial statements as “Indebtedness to related parties”.

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

(3) Option on Mineral Interests

On September 23, 2002, the Company entered into an Option to Purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option payments and issue shares of its common stock as follows:

Cash	Common
Payments	Stock	Due Date
CDN $ 13,000.00	-	Closing of Option Agreement
CDN $ 10,000.00	25,000	December 30, 2004
CDN $ 20,000.00	25,000	December 31, 2005
CDN $ 25,000.00	25,000	December 31, 2006
CDN $ 150,000.00	25,000	December 31, 2007

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, until the claims are placed into production.

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder’s fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of October 31, 2004, the Company has made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$46,060 (US$33,671).

(4) Shareholders’ Equity

During May 2002, the Company offered for sale 5,000,000 shares at of its $.001 par value common stock at a price of $0.001 per share. The Company closed the offering after selling all 5,000,000 shares for gross proceeds of $5,000.

During July and August 2002, the Company offered for sale 1,000,000 shares of its $.001 par value common stock at a price of $0.15 per share. The Company closed the offering after selling 513,435 shares for gross proceeds of $77,015.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	October 31,
	2003	2003
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-0.77%	-0.43%
Net operating loss for which no tax
benefit is currently available	-14.23%	-14.57%
	0.00%	0.00%

At October 31, 2004, deferred tax assets consisted of a net tax asset of $12,300, due to operating loss carryforwards of $95,111, which was fully allowed for, in the valuation allowance of $12,300. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended October 31, 2004 and 2003 totaled $4,158 and $7,049, respectively. The current tax benefit also totaled $4,158 and $7,049 for the years ended October 31, 2004 and 2003, respectively. The net operating loss carryforward expires through the year 2024.

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

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Byron G. Cox	President, Director	56	May 02, 2002
Brian C. Doutaz	Secretary, Treasurer, Director	59	May 02, 2002

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

Byron G. Cox is President and Chief Executive Officer, and a director of Blue Hawk. Mr. Cox is a self-employed communications consultant providing services to public and private companies in the mining, petroleum, biotech, tourism and healthcare industries. He was a director (until 2004) and Secretary-Treasurer (President until 2001) of Fairchild International Corporation, a public company which is quoted on the Over-the-Counter Bulletin Board (OTC-BB) system under the symbol FRCD.OB and which is involved in the exploration and development of oil and gas projects in the United States and Canada. He has acted as a consultant to a number of publicly traded companies since 1975 and has gained an extensive knowledge of public ventures over the past 27 years.

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
  Mr. Doutaz is the past president and a former director of Sterling Group Ventures, Inc., (September, 2001 to September 2004), a mineral exploration company which is a reporting issuer under the Securities Act of 1933; and is quoted under the symbol SGGL on the OTC Bulletin Board;
  From May, 1999 to October, 2001 Mr. Doutaz served as President and director of Reward Enterprises, Inc., an internet gaming operation, which is quoted on the OTC-BB under the symbol RWDE;
  Between March 1999 and April 2000 he served as a director and Treasurer of Kidstoysplus.com, Inc., an Internet retailer of children’s toys and products which was quoted on the OTC-BB under the symbol KTYP. In September, 2002, the name was changed to Stealth Media Labs and the symbol became SMLA;
  Mr. Doutaz became a director of Alton Ventures, Inc. on September 06, 2001 which is a Nevada based reporting issuer under the Securities Act of 1933, a company engaged in mineral exploration; and
  On July 15, 2002, Mr. Doutaz became a director and President of Paradigm Enterprises, Inc., resigning his positions on January 21, 2005, a mineral exploration company which is also a reporting issuer. Paradigm was originally quoted on the OTC Bulletin Board under the symbol PDME; the symbol changed on February 07, 2005 to POGI following its change of name to Paradigm Oil And Gas, Inc.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended October 31, 2004 and 2003. An affiliate of Blue Hawk provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Blue Hawk during the year ended October 31, 2004 at a deemed amount of $300. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company has received an annual salary and/or bonus.

During the year ended October 31, 2004, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended October 31, 2004 and there were no stock options or stock appreciation rights outstanding on October 31, 2004 or January 31, 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of January 31, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Byron G. Cox	5,000,000	47.55
Brian C. Doutaz	0	0
Directors and Officers (as a group)	5,000,000	47.55
(1)
Based on 10,513,435 shares outstanding as of October 31, 2004 and January 31, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

During the year ended October 31, 2004, an officer advanced the Company $4,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock. The advance is included in the accompanying audited financial statements as “Indebtedness to related parties”.

At October 31, 2004, the Company owed an officer $890 for expenses paid on behalf of the Company. This balance is included in the accompanying audited financial statements as “Indebtedness to related parties”.

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

We do not have an audit committee; however, the board committee that performed the equivalent functions of an audit committee is comprised of the Chief Executive Officer, Byron G. Cox and the Chief Financial Officer, Brian C. Doutaz. The committee has reviewed and discussed the audited financial statements with management and with the Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 15. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended October 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $4,200 as compared to $4,235 for the similar period last fiscal year and for the period from inception on May 1, 2002 to October 31, 2004 the amount was approximately $10,235.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended October 31, 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, audit fees, was approximately $2,000 with a similar amount of $2,000 for the year ended October 31, 2003 and for the period from inception on May 1, 2002 to October 31, 2004 the amount was approximately $6,000.

Tax Fees: The aggregate fees billed for the fiscal year ended October 31, 2004 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0, and also $0 for the previous fiscal year and for the period from inception on May 1, 2002 to October 31, 2004 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended October 31, 2004 and for October 31, 2003 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on May 1, 2002 to October 31, 2004 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HAWK VENTURES, INC.
(Registrant)

By:	/s/ “Byron G. Cox”

Byron G. Cox, President and Director (Principal Executive Officer and Chief Executive Officer)

Date: February 18, 2005

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

Date: February 18, 2005