Form 10QSB
period 2005-01-31
BLUE HAWK VENTURES INC
filed 2005-03-21
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2005

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

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
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,513,435 shares of Common Stock as of March 11, 2004.

Transitional Small Business Format. Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

January 31, 2005

Assets

Current assets:
Cash	$854

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$2,800
Indebtedness to related parties (Note 2)	8,000
Total current liabilities	10,800

Shareholders’ equity:
Common stock	10,513
Additional paid-in capital	80,502
Accumulated deficit	(101,246)
Cumulative translation adjustment	285

Total shareholders’ equity	(9,946)

$854

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Three Months Ended		Through
	January 31,		January 31,
	2005	2004	2005
Expenses:
Stock-based compensation:
Organization costs and offering services	$—	$—	$4,500
Contributed rent (Note 2)	300	300	3,300
Contributed administrative services (Note 2)	50	50	700
Mineral interest acquisition costs (Note 3)	—	—	9,116
Mineral exploration and filing fees (Note 3)	—	—	33,671
Professional fees	925	825	30,856
Office	678	1,270	11,302
Other	532	610	8,075
Total expenses	2,485	3,055	101,520
Loss from operations	(2,485)	(3,055)	(101,520)
Interest income	—	2	274
Loss before income taxes	(2,485)	(3,053)	(101,246)

Income tax provision (Note 4)	—	—	—

Net loss	$(2,485)	$(3,053)	$(101,246)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Three Months Ended		Through
	January 31,		January 31,
	2005	2004	2005

Net cash used in
operating activities	$(3,310)	$(4,324)	$(76,727)

Cash flows from investing activities:
Payment of mineral interest deposit	—	(1,378)	(13,219)
Net cash used in
investing activities	—	(1,378)	(13,219)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	—	82,515
Proceeds from officer advance (Note 2)	—	—	4,000
Proceeds from shareholder advance (Note 2)	4,000	—	4,000
Net cash provided by
financing activities	4,000	—	90,515

Effect of exchange rate changes on cash	(145)	(22)	285

Net change in cash	545	(5,724)	854

Cash, beginning of period	309	9,129	—

Cash, end of period	$854	$3,405	$854

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended October 31, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On September 23, 2002, the Company entered into an Option to purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada (see Note 3).

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

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as contributed rent expense with a corresponding credit to “Additional paid-in capital”.

An officer and a director have contributed administrative services to the Company from May 1, 2002 (inception) through January 31, 2005. The time and effort was recorded in the accompanying condensed financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to “Additional paid-in capital”.

During the three months ended January 31, 2005, a shareholder advanced the Company $4,000 for working capital. The advance does not carry an interest rate and is due on demand. Management plans to settle the advance with cash or stock. The advance is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

During the year ended October 31, 2004, an officer advanced the Company $4,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying condensed financial statements as “Indebtedness to related parties”.

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

NOTE 3: OPTION ON MINERAL INTERESTS

On September 23, 2002, the Company entered into an Option to Purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option payments and issue shares of its common stock as follows:

Cash		Common
Payments		Stock	Due Date
CDN	$13,000.00	-	Closing of Option Agreement
CDN	$15,000.00	-	June 30, 2005
CDN	$25,000.00	25,000	December 31, 2006

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until the claims are placed into production.

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder’s fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of January 31, 2005, the Company has made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$46,060 (US$33,671).

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

Foreign Currency and Exchange Rates

Dollar costs of Blue Hawk’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.25 or CA $1.00 being approximately equal to US $0.80 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING JANUARY 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On September 23, 2002, Byron G. Cox, our President and a member of the board of directors, acting as trustee on our behalf, optioned a mineral property containing twelve (12) mineral claims located in the Lac du Bonnet area in the province of Manitoba, Canada (“Little Bear Claims” or “claims”) by entering into an Option To Purchase And Royalty Agreement dated September 23, 2002, as amended on December 31, 2003, February 28, 2004, August 25, 2004 and December 31, 2004 with Ozias Theriault, the beneficial owner of the claims, an arms-length Ontario, Canada resident, to acquire the claims by carrying out certain exploration work and making certain expenditures on the claims. A Trust Agreement between Blue Hawk and Mr. Cox dated August 31, 2002 was established to avoid having to pay additional fees to establish a subsidiary at this early stage of our corporate development. The claims were originally presented to us by David Duval, an arms-length businessman, of North Vancouver, B.C. for which he receives a finder’s fee.

Under the terms of the option agreement, Mr. Theriault granted to Blue Hawk the sole and exclusive right and option to acquire 100 percent of the right, title and interest of Theriault in the

Little Bear Claims, subject to Mr. Theriault receiving annual payments and a royalty, in accordance with the terms of the option agreement, as amended, as follows:

•	Blue Hawk must pay Mr. Theriault $8,400 on the effective date of the agreement (paid) and a finder’s fee of 10% ($840) to Mr. David Duval of West Vancouver, B.C. (paid);
•	Blue Hawk must make payment of $12,000 to Mr. Theriault on or before June 30, 2005;
•	Blue Hawk must make payment of $20,000 and issue 25,000 Blue Hawk shares to Mr. Theriault on December 31, 2006;
•	Upon exercise of the option, Blue Hawk must pay to Mr. Theriault, commencing January 1, 2008, $40,000 per annum as an advance against the NSR for as long as Blue Hawk, or its assigns, holds any interest in the claims and until production commences; and
•	A finder’s fee of 10% of any amount of monies or shares paid to Mr. Theriault under the agreement shall be paid to Mr. Duval on the same day and under the same stipulations and in the proportionate amount of dollars or shares as is paid to Mr. Theriault.

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

The claims are held under a Trust Agreement by Mr. Cox on behalf of Blue Hawk. The terms of the trust agreement are as follows:

•	the trustee is willing and legally capable of acting as a trustee for Blue Hawk to hold the mineral claims on behalf of Blue Hawk until such time as the initial three (3) phase exploration program is completed and Blue Hawk is properly able to evaluate the merits of owning the claims in its own name or that of a subsidiary;
•	the agreement will terminate on:
	•	December 31, 2006, unless on or before that date, Blue Hawk terminates in writing the Option To Purchase And Royalty Agreement
	•	the date on which Blue Hawk incorporates a Manitoba subsidiary to hold Blue Hawk’s interest in the claims and transfers such interest to the subsidiary.

There are no penalties for early termination of the trust agreement.

To date we have spent $2,250 on research and exploration activities such sum being paid for the preparation of the Evaluation of The Little Bear Property Report by Mr. David J. Busch, B.Sc. (hon.), P. Geo. dated November 08, 2002. Mr. Busch is a registered Professional Geoscientist in good standing in the Association of Professional Engineers and Geoscientists of Manitoba, Canada. He is a graduate of Lakehead University with a Bachelor of Arts Degree (1970) and a Bachelor of Science (honours) degree in geology (1974). He has practiced his profession as a Consulting Exploration Geologist for the past twenty (20) years.

In September, 2003, we engaged the services of Mr. Busch to perform the required phase I work at a cost of approximately $23,000. Based on the results of phase I, Mr. Busch states that it is his professional opinion that the potential for possibly economic gold deposits remains on the Little Bear Property. It is also his opinion that the potential warrants the following recommendations:

•	Additional till sampling should be considered for the southwest corner of the property. This is likely due to be expensive due to very poor ease of access.

•	Additional till sampling should be considered for target areas 1 and 2 to narrow the targets down to drill testable areas.
•	Detailed prospecting and sampling should be undertaken in target areas 1 and 2. Bedrock exposure in these areas might suggest this would be highly effective. Mechanical stripping should be undertaken in areas of veining.
•	Target areas 1 and 2 should be mapped in detail with particular attention to structures, alterization and mineralization.
•	Cost estimates for the above noted work total approximately $27,000 and are a reflection of local costs for the specified type of work.

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

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines. During the past year, Mr. Cox has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Blue Hawk and Mr. Doutaz has spent approximately 5% of his time (approximately 3 hours per week) on the affairs of our Corporation. Those ratios and hours are expected to continue at that same level into the foreseeable future.

Employees

Initially, we intend to use the services of subcontractors for manual labour and exploration work on our properties and Mr. David J. Busch to manage the exploration program as outlined in his Report. Our only employees will be Byron G. Cox and Brian C. Doutaz, both senior officers and directors. Mr. Busch is not a consultant to Blue Hawk, rather he is the author of the Report. However, it is our intention to enter into agreement to retain the services of Mr. Busch prior to commencement of each phase of the work program outlined in his Report as we did prior to the commencement of the work on Phase I in 2003.

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

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Currently, these facilities are provided to us by Brian Doutaz, one of our directors and our Secretary-treasurer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Blue Hawk at cost on a quarterly basis.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production. Should we be unable to raise additional funds to put the claims into production we would be unable to see the claims evolve into an operating mine and would have to cease business operations.

Results of Operations

The Corporation was incorporated on May 01, 2002; comparative periods for the three months ended January 31, 2005, January 31, 2004 and May 01, 2002 (inception) through January 31, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to January 31, 2005 was $90,515 as a result of proceeds received from sales of our common stock and an advance of $4,000 from one of our officers and a further advance in the amount of $4,000 from one of our shareholders.

The Corporation did not generate any revenues from operations for the quarter ended January 31, 2005.

REVENUES

REVENUE – Gross revenue for the quarter ended January 31, 2005 consisted solely of interest earned on bank deposits in the amount of $0 ($2 for the quarter ended January 31, 2004 and $274 for the period from inception to January 31, 2005). Interest received declined during the most recent fiscal quarter as most of the Corporations funds on deposit were utilized in operations.

To date, we have not generated any revenues from our mineral exploration business.

In addition, an officer of the Corporation advanced Blue Hawk a total of $4,000 for working capital and a shareholder advanced a further $4,000, also for working capital purposes. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter ended January 31, 2005 was $4,000 as a result of the above noted advance from a shareholder as compared to nil for the quarter ended January 31, 2004 and $90,515 received for the period from inception on May 01, 2002 through to and including January 31, 2005. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased to $2,485 in the quarter ended January 31, 2005 from $3,035 in the previous quarter ended January 31, 2004; a total of $101,246 in expenses has been incurred since inception on May 1, 2002 through January 31, 2005. The change in costs this quarter occurred as the result of Blue Hawk’s operations largely being inactive except for payments for the work program in the Fall, 2003 and the resulting report issued on May 31, 2004 as well as paying outstanding payable amounts. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended January 31, 2005 as compared to $350 for the year ended January 31, 2004 while a total of $4,000 was incurred in the period from inception on May 01, 2002 to January 31, 2005. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended January 31, 2005 or January 31, 2004. For the period May 1, 2002 (inception) through January 31, 2005, $9,116 was recorded in acquiring our optioned claim.

MINERAL EXPLORATION AND FILING FEES: $0 was expended on mineral exploration and related filing fees in the quarter ended January 31, 2005 and none was incurred during the similar period last year. To date, we have incurred a total of $33,671 in exploring our claims for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Blue Hawk incurred $925 in professional fees for the quarter ended on January 31, 2005 as compared to $825 for the same period in 2004. From inception to January 31, 2005, we have incurred a total of $30,856 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended January 31, 2005 or for the year ended January 31, 2004 and no direct compensation costs have been incurred since inception. However, $4,500 was incurred in 2002 for organizational and offering costs which were deemed to have been paid to a senior officer for services rendered. We issued 4,500,000 shares of common stock through a Section 4(2) offering in May 2002 for the settlement of the above noted invoice for organizational expenses and services rendered in the amount of $4,500

OFFICE EXPENSES: $678 in office costs were incurred in the most recent quarter which ended on January 31, 2005. By comparison, $1,270 was incurred for the similar period in the previous fiscal year. Costs were lower for the current year as the Corporation was largely inactive except for the exploration program carried out in the fall of 2003 and the report that was issued in May 31, 2004. For the period May 1, 2002 (inception) through January 31, 2005 a total of $11,302 has been spent on office related expenses.

OTHER COSTS: $532 in other costs were incurred in the current quarter under review while $610 was incurred for the quarter ended January 31, 2004. The lower amount spent in the current year is largely the result of the Corporation being less active in the current quarter. For the period May 1, 2002 (inception) through January 31, 2005, Blue Hawk has spent a total of $8,075 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the quarter ended January 31, 2005, $3,310 in net cash was used as compared to $4,324 having been used in the period ended January 31, 2004. The decrease in the current quarter under discussion is largely due to the decrease in activity of the Corporation with the completion of our Form 10-SB registration statement and the carrying out of the exploration program over a two year period. A total of $76,727 in net cash has been used for the period from Inception on May 1, 2002 to January 31, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

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

Plan of Operation

Blue Hawk believes we can satisfy our cash requirements for the current fiscal year end of October 31, 2005, only through the raising of additional capital through private placements, equity financing or loans and the like. As of January 31, 2005, we had a deficiency of $9,906 in unallocated working capital.

For the balance of the current fiscal year (to October 31, 2005) we will concentrate our efforts on a review of the results of the Phase I exploration program on the Little Bear Claims and to securing additional capital to carry on with Phase II of the exploration program. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

For the current quarter we plan on reviewing the results and the assessment report of the first phase of the exploration program on the Little Bear Lake Claims based on the report written by David J. Busch and securing financing for future operations. The results of phase I of the exploration program were successful enough to encourage us to attempt to raise sufficient capital for the phase II exploration program and shift our activities to prepare for proceeding with phase II in the late summer of 2005. We are also seeking approval from the NASD to allow our stock to be quoted on the NASD OTC-BB and reviewing options for further financing of our business operations.

It is our current intention to proceed to Phase II of our exploration program in the early Fall of 2005 at an estimated cost of $60,000, also based on the recommendations of Mr. Busch’s Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the option on the claims and cease operations of the business.

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

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On November 24, 2003 Blue Hawk filed a Form 10-SB registration statement with the Securities and Exchange Commission. As a result, Blue Hawk became a reporting issuer under the Securities Exchange Act of 1934 on January 23, 2004 and is now subject to the reporting requirements of the Exchange Act.

We are currently seeking permission from NASD to allow Blue Hawk to have its common stock quoted on the NASD Over-The-Counter Bulleting Board. We believe that increasing the liquidity of our stock would allow Blue Hawk to be in a better position in which to seek public and private funding for its projects.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004 – 2005. Management projects that we may require an additional $100,000 to $150,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$30,000
Phase II exploration program	$60,000
Working Capital	$60,000
Total	$150,000

As at January 31, 2005, we had a working capital deficit of $9,906. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on January 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to January 31, 2005 was $90,515 as a result of proceeds received from sales of our common stock and an advance of $8,000 from an officer and a shareholder. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of January 31, 2005, our total assets which consist entirely of cash and mineral interest deposits amounted to $854 ($18,002 on January 31, 2004 and $309 at October 31, 2004 – last fiscal year end) and our total liabilities were $10,800 ($825 – January 31, 2004 and $7,975 - October 31, 2004 – last fiscal year end). Working capital stood at negative $9,906 (positive $17,177 – January 31, 2004 and positive $9,597 on October 31, 2004 – last fiscal year end).

For the quarter ended January 31, 2005, the net loss was $2,485 ($0.0002 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the same period ended January 31, 2004, the corresponding number was a loss of $3,053 ($0.0003) based on the same number of shares outstanding. For the quarter ended January 31, 2005, the cumulative net loss from inception was $101,246 and the loss per share for the entire period was $0.0097 per share based on a weighted average of 10,513,435 common shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended January 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Corporation’s Chief Executive Officer and Chief Financial Officer have:
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Blue Hawk had 10,513,435 shares of common stock issued and outstanding as of March 11, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”) , Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to January 31, 2005 was $90,015 as a result of proceeds received from sales of our common stock and an advance of $8,000 from one of our officers and a shareholder. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 9,116
Mineral Exploration & Filing Fees	33,671
Professional Fees	30,856
Office Expenses	11,302
Other Costs	8,075
Total Use of Proceeds to January 31, 2005	$93,020

Common Stock

During the three-month period ended January 31, 2005 no shares of common stock were issued. As of January 31, 2005, there were 10,513,435 shares issued and outstanding and as of March 15, 2005 there were 10,513,435 shares outstanding.

Options

No options were granted during the three-month period ending January 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended January 31, 2005: NONE

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

Date: March 17, 2005

BY: /s/ Byron G. Cox

Byron G. Cox, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY: /s/ Brian C. Doutaz

Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors