Form 10QSB
period 2005-04-30
BLUE HAWK VENTURES INC
filed 2005-05-31
CIK 1191357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 30, 2005

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
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,513,435 shares of Common Stock as of May 24, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet (Unaudited)
(Presented in U.S. Dollars)
April 30, 2005

Assets
Current assets:
Cash	$184

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,104
Indebtedness to related parties (Note 2)	8,000
Total current liabilities	13,104

Shareholders’ equity:
Common stock	10,513
Additional paid-in capital	80,852
Accumulated deficit	(104,578)
Cumulative translation adjustment	293
Total shareholders’ equity	(12,920)
$184

See accompanying notes to condensed financial statements

BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					May 1, 2002
					(Inception)
	Three Months Ended		Six Months Ended		Through
	April 30,		April 30,		April 30,
	2005	2004	2005	2004	2005
Expenses:
Stock-based compensation:
Organization costs and offering services	$—	$—	$—	$—	$4,500
Contributed rent (Note 2)	300	300	600	600	3,600
Contributed administrative services (Note 2)	50	50	100	100	750
Mineral interest acquisition costs (Note 3)	—	—	—	—	9,116
Mineral exploration and filing fees (Note 3)	—	—	—	—	33,671
Professional fees	1,399	800	2,324	1,625	32,255
Office	905	410	1,583	1,680	12,207
Other	678	960	1,210	1,570	8,753
Total expenses	3,332	2,520	5,817	5,575	104,852
Loss from operations	(3,332)	(2,520)	(5,817)	(5,575)	(104,852)
Interest income	—	—	—	2	274
Loss before income taxes	(3,332)	(2,520)	(5,817)	(5,573)	(104,578)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(3,332)	$(2,520)	$(5,817)	$(5,573)	$(104,578)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,513,435	10,513,435	10,513,435	10,513,435

See accompanying notes to condensed financial statements

     BLUE HAWK VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			May 1, 2002
			(Inception)
	Six Months Ended		Through
	April 30,		April 30,
	2005	2004	2005

Net cash used in
operating activities	$(3,988)	$(6,550)	$(77,405)

Cash flows from investing activities:
Payment of mineral interest deposit	—	(1,378)	(13,219)
Net cash used in
investing activities	—	(1,378)	(13,219)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	—	82,515
Proceeds from officer advance (Note 2)	—	—	4,000
Proceeds from shareholder advance (Note 2)	4,000	—	4,000
Net cash provided by
financing activities	4,000	—	90,515

Effect of exchange rate changes on cash	(137)	(22)	293

Net change in cash	(125)	(7,950)	184

Cash, beginning of period	309	9,129	—

Cash, end of period	$184	$1,179	$184

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

An officer and a director have contributed administrative services to the Company from May 1, 2002 (inception) through April 30, 2005. The time and effort was recorded in the accompanying condensed financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to “Additional paid-in capital”.

During January 2005, a shareholder advanced the Company $4,000 for working capital. The advance does not carry an interest rate and is due on demand. Management plans to settle the advance with cash or stock. The advance is included in the accompanying condensed financial statements as “Indebtedness to related parties”.

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

As of April 30, 2005, the Company has made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$46,060 (US$33,671).

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING APRIL 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

Results of Operations

The Corporation was incorporated on May 01, 2002; comparative periods for the six months ended April 30, 2005, April 30, 2004 and May 01, 2002 (inception) through April 30, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2005 was $90,515 as a result of proceeds received from sales of our common stock and an advance of $4,000 from one of our officers and a further advance in the amount of $4,000 from one of our shareholders.

The Corporation did not generate any revenues from operations for the quarter ended April 30, 2005.

REVENUES

REVENUE – Gross revenue for the quarter ended April 30, 2005 consisted solely of interest earned on bank deposits in the amount of $0 ($0 for the quarter ended April 30, 2004 and $274 for the period from inception to April 30, 2005). For the six months ended April 30, the comparative numbers were $0 for 2005 and $2 for 2004. Interest received declined during the most recent fiscal quarter as most of the Corporations funds on deposit were utilized in operations.

To date, we have not generated any revenues from our mineral exploration business.

In addition, an officer of the Corporation advanced Blue Hawk a total of $4,000 for working capital and a shareholder advanced a further $4,000, also for working capital purposes. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter ended April 30, 2005 was $4,000 as a result of the above noted advance from a shareholder as compared to nil for the six months ended April 30, 2004 and $90,515 received for the period from inception on May 01, 2002 through to and including April 30, 2005. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses increased to $3,332 in the quarter ended April 30, 2005 from $2,520 in the previous quarter ended April 30, 2004; For the six months ended April 30, the comparative numbers were $5,817 for 2005 and $5,575 for 2004. A total of $104,852 in expenses has been incurred since inception on May 1, 2002 through April 30, 2005. The change in costs this quarter occurred as the result of a slight increase in professional fees incurred. However, the amount for the six month period is in line with the previous year over a similar period. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended April 30, 2005 as compared to $350 for the quarter ended April 30, 2004. For the six months ended April 30, the comparative numbers were $700 for 2005 and $700 for 2004; while a total of $4,350 was incurred in the period from inception on May 01, 2002 to April 30, 2005. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital and generally are consistent from period to period.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended April 30, 2005 or April 30, 2004 and no such costs were incurred for the six month periods ending April 30, 2005 or 2004. For the period May 1, 2002 (inception) through April 30, 2005, $9,116 was recorded in acquiring our optioned claim.

MINERAL EXPLORATION AND FILING FEES: $0 was expended on mineral exploration and related filing fees in the quarter ended April 30, 2005 and none was incurred during the similar period last year. For the six months ended April 30, the comparative numbers were $0 for 2005 and $0 for 2004. To date, we have incurred a total of $33,671 in exploring our claims for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Blue Hawk incurred $1,399 in professional fees for the quarter ended on April 30, 2005 as compared to $800 for the same period in 2004. For the six months ended April 30, the comparative numbers were $2,324 for 2005 and $1,625 for 2004. From inception to April 30, 2005, we have incurred a total of $32,255 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended April 30, 2005 or for the quarter ended April 30, 2004 and no direct compensation costs have been incurred since inception. However, $4,500 was incurred in 2002 for organizational and offering costs which were deemed to have been paid to a senior officer for services rendered. We issued 4,500,000 shares of common stock through a Section 4(2) offering in May 2002 for the settlement of the above noted invoice for organizational expenses and services rendered in the amount of $4,500

OFFICE EXPENSES: $905 in office costs were incurred in the most recent quarter which ended on April 30, 2005. By comparison, $410 was incurred for the similar period in the previous fiscal year. Costs were lower for the current year as the Corporation was largely inactive except for the exploration program carried out in the fall of 2003 and the report that was issued in May 31, 2004. For the six months ended April 30, the comparative numbers were $1,583 for 2005 and $1,680 for 2004. For the period May 1, 2002 (inception) through April 30, 2005 a total of $12,207 has been spent on office related expenses.

OTHER COSTS: $678 in other costs were incurred in the current quarter under review while $960 was incurred for the quarter ended April 30, 2004. The lower amount spent in the current year is largely the result of the Corporation being less active in the current quarter. For the six months ended April 30, the comparative numbers were $1,210 for 2005 and $1,570 for 2004. For the period May 1, 2002 (inception) through April 30, 2005, Blue Hawk has spent a total of $8,753 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended April 30, 2005, $3,988 in net cash was used as compared to $6,550 having been used in the same period ended April 30, 2004. The decrease in the current quarter under discussion is largely due to the decrease in activity of the Corporation with the completion of our Form 10-SB registration statement and the carrying out of the exploration program over a two year period. A total of $77,405 in net cash has been used for the period from Inception on May 1, 2002 to April 30, 2005.

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

Plan of Operation

Blue Hawk believes we can satisfy our cash requirements for the current fiscal year end of October 31, 2005, only through the raising of additional capital through private placements, equity financing or loans and the like. As of April 30, 2005, we had a deficiency of $12,920 in unallocated working capital.

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

For the current quarter we plan on reviewing the results and the assessment report of the first phase of the exploration program on the Little Bear Lake Claims based on the report written by David J. Busch and securing financing for future operations. The results of phase I of the exploration program were successful enough to encourage us to attempt to raise sufficient capital for the phase II exploration program and shift our activities to prepare for proceeding with phase II in the late summer of 2005. On May 12, 2005 the NASD cleared a request by our market-maker to submit a quotation for our shares on the OTC Bulleting Board. This will allow us better exposure of the Corporation’s plans, provide additional options and assist in raising the additional capital required to continue on with our business plan. We believe that increasing the liquidity of our stock will allow Blue Hawk to be in a better position in which to seek public and private funding for its projects.

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

As at April 30, 2005, we had a working capital deficit of $12,920. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on April 30, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2005 was $90,515 as a result of proceeds received from sales of our common stock and an advance of $8,000 from an officer and a shareholder. We issued 5,000,000 shares of common stock through a Section 4(2) offering in May 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Regulation S offering in May, 2002 for cash consideration of $5,000. We then issued 513,435 shares of common stock through a Regulation S offering in May and June, 2002 for cash consideration of $77,015.

As of April 30, 2005, our total assets which consist entirely of cash and mineral interest deposits amounted to $184 ($15,776 on April 30, 2004 and $309 at October 31, 2004 – last fiscal year end) and our total liabilities were $13,104 ($800 – April 30, 2004 and $7,975 - October 31, 2004 – last fiscal year end). Working capital stood at negative $12,920 (positive $14,976 – April 30, 2004 and negative $7,616 on October 31, 2004 – last fiscal year end).

For the quarter ended April 30, 2005, the net loss was $3,332 ($0.0003 per share). The loss per share was based on a weighted average of 10,513,435 common shares outstanding. For the same period ended April 30, 2004, the corresponding number was a loss of $2,520 ($0.0002) based on the same number of shares outstanding. For the quarter ended April 30, 2005, the cumulative net loss from inception was $104,578 and the loss per share for the entire period was $0.0099 per share based on a weighted average of 10,513,435 common shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended April 30, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Blue Hawk had 10,513,435 shares of common stock issued and outstanding as of May 24, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on May 01, 2002 to April 30, 2005 was $90,015 as a result of proceeds received from sales of our common stock and an advance of $8,000 from one of our officers and a shareholder. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 9,116
Mineral Exploration & Filing Fees	33,671
Professional Fees	32,255
Office Expenses	12,207
Other Costs	8,753
Total Use of Proceeds to April 30, 2005	$ 96,002

Common Stock

During the six-month period ended April 30, 2005 no shares of common stock were issued. As of April 30, 2005, there were 10,513,435 shares issued and outstanding and as of May 24, 2005 there were 10,513,435 shares outstanding.

Options

No options were granted during the six-month period ending April 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended April 30, 2005: NONE

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

Blue Hawk Ventures, Inc. ( Registrant)

Date: May 27, 2005

BY:	/s/ “Byron G. Cox”
Byron G. Cox, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY:	/s/ “Brian C. Doutaz”
Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors