Form 10QSB
period 2005-07-31
Molecular Pharmacology (USA) LTD
filed 2005-10-05
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: ......182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: July 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-50156

Molecular Pharmacology (USA) Limited (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0900799 (IRS Employer Identification No.)

12880 Railway Avenue, Unit 35 Richmond, British Columbia V7E 6G4 (Address of principal executive offices)

(604) 644-5139 (Issuer's telephone number)

Blue Hawk Ventures, Inc. (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,053,740 common shares issued and outstanding as of August 15, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the nine months ended July 31, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular's financial statements and the notes thereto contained in Molecular's Audited Financial Statements for the year ended October 31, 2004, in the Form 10KSB filed with the SEC on February 22, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

MOLECULAR PHARMACOLOGY (USA) LIMITED

(Formerly Blue Hawk Ventures, Inc.)

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

July 31, 2005

US FUNDS

(Unaudited)

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEET
US Funds

July 31, 2005
(Unaudited)
$
ASSETS

Current assets
Cash and cash equivalents	207

Total assets	207

LIABILITIES

Current liabilities
Accounts payable	-
Accrued liabilities	1,500
Indebtedness to related parties (Note 2)	14,000

Total current liabilities	15,500

SHAREHOLDERS' DEFICIENCY
Preferred stock: par value $0.001, 100,000,000 shares authorized, nil issued and outstanding	-
Common stock: par value $0.001, 200,000,000 shares authorized, 42,053,740 issued and outstanding	42,054
Additional paid-in capital	49,661
Cumulative translation adjustment	293
Accumulated deficit	(107,301)

Total shareholders' deficiency	(15,293)

Total liabilities and shareholders' deficiency	207

The accompanying notes are an integral part of these condensed financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
US Funds
(Unaudited)

	Three Months Ended July 31		Nine Months Ended July 31		May 1, 2002 (Inception) Through July 31, 2005
	2005	2004	2005	2004
	$	$	$	$	$
Expenses
Stock-based compensation:
Organization costs and offering services (Note 2)	-	-	-	-	4,500
Contributed rent (Note 2)	300	300	900	900	3,900
Contributed administrative support (Note 2)	50	50	150	150	800
Mineral interest acquisition costs (Note 3)	-	-	-	-	9,116
Mineral exploration and filing fees (Note 3)	-	-	-	-	33,671
Professional fees	1,625	1,800	3,949	3,425	33,880
Office	577	1,994	2,160	3,674	12,784
Other	175	729	1,385	2,299	8,928

Total expenses	2,727	4,873	8,544	10,448	107,579

Loss from operations	(2,727)	(4,873)	(8,544)	(10,448)	(107,579)

Other income (expenses)
Interest expense
Interest income	4	-	4	2	278
	4	-	4	2	278

Loss for the period	(2,723)	(4,873)	(8,540)	(10,446)	(107,301)

Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	42,053,740	42,053,740	42,053,740	42,053,740

Comprehensive loss
Loss for the period	(2,723)	(4,873)	(8,540)	(10,446)	(107,301)
Foreign currency translation adjustment	-	(37)	(137)	(59)	293
Total comprehensive loss for the period	(2,723)	(4,910)	(8,677)	(10,505)	(107,008)

Comprehensive loss per share	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
US Funds
(Unaudited)

	Nine Months Ended July 31		May 1, 2002 (Inception) Through July 31, 2005
	2005	2004
	$	$	$

Net cash (used in) provided by operating activities	(9,965)	(7,967)	(83,382)

Cash flows from investing activities
Payment of mineral interest deposit	-	(1,378)	(13,219)

Net cash (used in) provided by investing activities	-	(1,378)	(13,219)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-	82,515
Proceeds from officer advances	10,000	500	14,000

Net cash (used in) provided by financing activities	10,000	500	96,515

Effect of exchange rate changes on cash	(137)	(59)	293

Net change in cash	(102)	(8,904)	207

Cash, beginning of period	309	9,129	-

Cash, end of period	207	225	207

Supplemental disclosure of cash flow information:
Income taxes	-	-	-
Interest	-	-	-

Supplemental Schedule of Non-cash Investing and Financing Activities
Stock-based compensation	-	-	4,500

The accompanying notes are an integral part of these condensed financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
US Funds
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Cumulative Translation Adjustment	Total
		$	$	$	$	$

Balances, October 31, 2004	42,053,740	42,054	48,611	(98,761)	430	(7,666)

Office space and administrative support contributed by a director	-	-	1,050	-	-	1,050
Loss for the period	-	-	-	(8,540)	-	(8,540)
Cumulative translation adjustment	-	-	-	-	(137)	(137)

Balances, July 31, 2005	42,053,740	42,054	49,661	(107,301)	293	(15,293)

The accompanying notes are an integral part of these condensed financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2005
US Funds
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

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as contributed rent expense with a corresponding credit to "Additional paid-in capital".

An officer and a director have contributed administrative services to the Company from May 1, 2002 (inception) through July 31, 2005. The time and effort was recorded in the accompanying condensed financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to "Additional paid-in capital".

During the period, an officer advanced the Company $10,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying condensed financial statements as "Indebtedness to related parties".

During the year ended October 31, 2004, an officer advanced the Company $4,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock. The advances are included in the accompanying condensed financial statements as "Indebtedness to related parties".

In May 2002, the Company sold 2,000,000 (500,000 pre forward split) shares of its restricted common stock to a director for $500 ($.001/share).

In May 2002, the Company issued 18,000,000 (4,500,000 pre forward split) shares of its restricted common stock to a director of the Company in exchange for organization and stock offering services. On the transaction date, the Company's common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by a related party. The shares were valued by the Board of Directors at $.001 per share based on contemporaneous stock issuances with unrelated third parties. The transaction resulted in net stock-based compensation expense of $4,500.

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

NOTE 3: OPTION ON MINERAL INTERESTS

On September 23, 2002, the Company entered into an Option to Purchase and Royalty Agreement to acquire 100 percent of 12 mineral claims located in Lac du Bonnet Mining Division, Manitoba, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option payments and issue shares of its common stock as follows:

Cash		Common
Payments		Stock	Due Date
CDN	$13,000.00	-	Closing of Option Agreement
CDN	$15,000.00	-	June 30, 2005
CDN	$25,000.00	25,000 (Pre forward split)	December 31, 2006

B.	Incur exploration expenditures on the mineral claims in four phases, as recommended by a competent geologist or engineer;

C.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2008, until the claims are placed into production.

In addition to the above terms, the optionor will retain a three percent net smelter royalty and the Company will pay a finder's fee equal to ten percent of all cash payments and share issuances concurrently with the option payments pursuant to the terms of the Option to Purchase and Royalty Agreement.

As of July 31, 2005, the Company has made option payments totaling CDN$13,000 (US$9,116) and exploration and filing fee payments totaling CDN$46,060 (US$33,671).

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 5: SUBSEQUENT EVENTS

On August 29, 2005, the Company completed a four (4) for one forward split of its issued and outstanding shares of common stock and amended its Articles of Incorporation to change its name from "Blue Hawk Ventures, Inc." to "Molecular Pharmacology (USA) Limited"; and to amend its authorized share capital to 200,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

Common shares issued prior to August 29, 2005 have been retroactively restated to reflect the impact of the forward stock split.

Item 2 - Management Discussion and Analysis or Plan of Operation

Some of the Information in this Quarterly Report on Form 10-QSB Contains Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

-	discuss our expectations about our future performance;
-	contain projections of our future operating results or of our future financial condition; or
-	state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report could have a material and adverse effect on our business, results of operations and financial condition.

Introduction

We were incorporated in the state of Nevada on May 01, 2002. Since incorporation, we have been in the business of the exploration and development of a mineral property. Our mining property consists of an option to acquire the Little Bear Lake Claims situated in eastern Manitoba, Canada. The claims consist of twelve (12) mineral claims which in total cover an area of approximately 1,600 hectares (3,954 acres). Our property is without known reserves and our program is exploratory in nature. We have completed the physical work involved in the phase I exploration program and on May 31, 2004 received a report with recommendations for future efforts based upon the work completed to date. We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Plan of Operations

Molecular believes we can satisfy our cash requirements for the current fiscal year end of October 31, 2005, only through the raising of additional capital through private placements, equity financing or loans and the like. As of July 31, 2005, we had a deficiency of $15,293.

For the balance of the current fiscal year (to October 31, 2005) we will concentrate our efforts on a review of the results of the Phase I exploration program on the Little Bear Claims and to securing additional capital to carry on with Phase II of the exploration program. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, we will have to raise further capital either through an equity or debt financing to continue to that period.

It is our current intention to proceed to Phase II of our exploration program in the late Fall of 2005 at an estimated cost of $60,000, also based on the recommendations of Mr. Busch's Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the option on the claims and cease operations of the business.

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

In addition to concentrating on the foregoing, Molecular is currently exploring the possibility of entering into a new business line. We were approached in the last quarter by a group looking to act as a distributor of a pharmaceutical product in the United States market. Although we have not entered into any formal agreement with this group we are seriously considering this opportunity and have requested further information and continue to discuss the terms any such agreement would take. In anticipation that we may be able to negotiate a suitable agreement with this group we have changed our name to reflect this new line of business.

Employees

At present, we have no employees, other than Messrs. Cox and Doutaz, our officers and directors. Messrs. Cox and Doutaz do not have employment agreements with us. We do not expect any significant changes in the number of employees at this time. We intend to rely on consultants and sub-contractor specialists on an as needed basis in specific fields of expertise for any mining exploration work we may undertake or any new business line we may enter into.

Corporate Changes Undertaken This Quarter

On August 29, 2005, Molecular changed completed a four (4) for one forward split of its issued and outstanding shares of common stock and amended its Articles of Incorporation to change its name from "Molecular Ventures, Inc." to "Molecular Pharmacology (USA) Limited"; and to amend its authorized share capital to 200,000,000 shares of common stock with a par value of $0.001 per share and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

Majority stockholders holding approximately 61.83% of the issued and outstanding shares of Molecular had approved the transaction by written resolution on July 27, 2005. A Schedule 14C Information Circular concerning the actions taken was filed with the Securities and Exchange Commission and mailed to the record date stockholders of Molecular on August 8, 2005.

Off-Balance Sheet Arrangement

As of July 31, 2005, we have had no off-balance sheet arrangements.

Item 3 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On July 31, 2005, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

Changes in internal controls

There were no significant changes in Molecular's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the six months ended July 31, 2005.

Item 2 - Changes in Securities and Use of Proceeds

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K

No Items to Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 5, 2005
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Byron G. Cox
Byron G. Cox, President, Chief Executive Officer, Principal Executive Officer and a Member of the Board of Directors

BY:	/s/ Brian C. Doutaz
Brian C. Doutaz, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors