Form 10KSB
period 2005-10-31
Molecular Pharmacology (USA) LTD
filed 2006-01-31
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31,2007
Estimated average burden hours per response: 946.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

For the transition period from _______ to _________
Commission File Number: 000-50156

Molecular Pharmacology (USA) Limited
(Name of small business issuer as specified in its charter)
Nevada	71-0900799
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
8721 Santa Monica Boulevard, Suite 1023, Los Angeles, CA 90069-4507	91765
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number 888-327-4122
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act. during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

Yes  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

 Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No

State Registrant's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

22,053,740 common shares @ $0.42(1) = $9,262,570

(1) Average of the best bid and asked prices on January 27, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  No 

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

42,053,740 common shares issued and outstanding as of January 18, 2005

DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure Format (Check one): Yes  No 

i

ii

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our", and "Molecular" mean Molecular Pharmacology (USA) Limited unless otherwise indicated.

PART I

Item 1. Description of Business

Business Development - Formation and Reorganization

Molecular USA was incorporated in the state of Nevada on May 01, 2002 under the name "Molecular Ventures, Inc." Molecular USA changed its name to "Molecular Pharmacology (USA) Limited on August 29, 2005. At this same time Molecular USA completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common stock with a par value of $0.001 per share; and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

Molecular USA has not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property. Molecular USA's mining property consisted of an option to acquire the twelve (12) mineral claims situated in eastern Manitoba, Canada (the "Little Bear Lake Claims"). The Little Bear Lake Claims cover an area of approximately 1,600 hectares (3,954 acres). Molecular USA completed the physical work involved in a Phase I exploration program on the Little Bear Claims and on May 31, 2004 received a report with recommendations for future efforts based upon the work completed to date.

Molecular USA's option on the Little Bear Lake Claims was exercisable by completing further cash payments and share issuances to the optionor and by completing minimum required exploration expenditures on the Little Bear Lake Claims. Molecular USA tried to raise additional capital to meet these requirements but was unsuccessful. Molecular USA allowed the option on this claim to lapse in the fall of 2005. The Board of Directors looked at other opportunities for the company when it realized it may be unsuccessful in its capital raising activities. The Board of Director received several other alternative proposals which they believed would be able to obtain financing and be suitably attractive to the stockholders of Molecular USA.

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of Pharmanet Group Limited, an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, Molecular USA has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions). Molecular USA paid MPLA one thousand dollars ($1,000) on the date of execution of the agreement and is required to pay one hundred thousand dollars ($100,000) six (6) months from the date of execution of the agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Agreement (the "Commencement Date"), whichever occurs first. The agreement also requires Molecular USA to pay MPLA a royalty of 5%. MPLA is to supply all Licensed Products to Molecular USA and is responsible for obtaining all necessary regulatory approvals for the Licensed Product in the United States. The agreement is for a one year term from the "Commencement Date" and may be automatically extended by successive one-year periods, unless at least three (3) months prior to the renewal date, as defined in the agreement, either party advises the other party that it elects not to permit the extension of the term.

Molecular USA has subsequently entered into a share purchase agreement dated November 25, 2005 with Pharmanet Group Limited to acquire 100% of the issued and outstanding shares of Molecular MPLA in exchange for 88 million shares of Molecular USA common stock.

Our Current Business

Molecular USA is an emerging pharmaceutical distribution and supply company. Molecular USA entered into a distribution and supply agreement with MPLA in October 2005 providing it with the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions). The Licensed Products all address pain and inflamation.

Since signing the distribution and supply agreement with MPLA, Molecular USA has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital. Molecular USA has generated no revenue from product sales. Molecular USA does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all. The Licensed Products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially.

Licensed Products

Molecular USA has exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions) from MPLA.

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic as an active ingredient marketed by MPLA or its affiliates under the tradename Tripeptafen or any other trade names or trade marks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular and MPLA for the topical application for human use only, and specifically excludes:

  dermatological or cosmetic use, or tissue repair or tissue regeneration effect;
  any use or application of the Licensed Product in non-human groups or species; and
  Thermalife cream, presently owned by Pharmanet, the holding company of MPLA.

All Licensed Products must first obtain regulatory clearance in the United States before they may be marketed and sold by Molecular USA. Clinical programs are currently planned by MPLA for US and Australia. MPLA has received human clinical trial approval for an interim Tripeptofen candidate which will be conducted by Curtin University in Western Australia. The clinical trial program is then expected to be expanded with follow- up trials in the US expected during 2006. Regulatory approval, commencement of the Master Drug File (MDF) and market approval are the focus of an ongoing program expected to continue over the next 18 to 24 months.

Patents & Trademarks

Molecular USA, MPLA and Pharmanet, regard their intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of the combined company. To protect their intellectual property rights, Molecular USA intends to rely on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which the combined company intends to offer its products. The steps taken by Molecular USA and MPLA to protect their intellectual property rights may not be adequate. Third parties may infringe or misappropriate the combined company's intellectual property rights or the combined company may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the combined company. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit the combined company's ability to use processes covered by such patents or expose the combined company to claims of patent infringement or otherwise require the combined company to seek to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the combined company's business.

Management of MPLA believes that MPLA's products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties and that MPLA has licensed proprietary rights from third parties.

Marketing

Molecular USA plans to market its Licensed Products, if approved by the FDA, through hiring a specialized sales and marketing team to launch the product in the United States. Molecular USA may collaborate with or create co-development or co-marketing partnerships with pharmaceutical companies and other pharmaceutical distribution companies who have greater sales and marketing capabilities than we do. We expect that these partners may even help fund the development costs of the Licensed Products in the United States.

Manufacturing & Supply

Molecular USA has no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various third parties for the formulation and manufacture of the Licensed Products and formulation required for clinical trial purposed. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the FDA. Molecular USA plans to continue MPLAs practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

Molecular US has entered into no supply agreements.

Competition

We compete in the segment of the pharmaceutical market that treats pain and inflamation, which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to treat pain and inflammation. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in neurological research, some in direct competition with us. These companies, as well as academic institutions, governmental agencies and other public and private organizations conducting research, also compete with Molecular USA and MPLA in recruiting and retaining highly qualified scientific personnel and consultants and may establish collaborative arrangements with competitors of Molecular USA.

Molecular USA's competition will be determined in part by the potential indications for which the MPLA's products are developed and ultimately approved by regulatory authorities.

Molecular USA knows of other companies and institutions dedicated to the development of pain and inflammation pharmaceuticals similar to those being developed by MPLA and licensed to Molecular USA, including Purdue Pharma, Pfizer, and Abbott Laboratories among others. Many of Molecular USA's competitors, existing or potential, have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced with regard to preclinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of Molecular USA's products.

Governmental Regulation

FDA Regulation. Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the Food and Drug Administration ("FDA"), including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug's intended use; and approval by the FDA of a New Drug Application, or NDA.

The activities required before a pharmaceutical agent may be marketed in the United States begin with pre-clinical testing. Pre-clinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to the FDA as part of an IND application, which must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent institutional review board. The institutional review board will consider, among other things, ethical factors and the safety of human subjects.

Typically, human clinical trials are conducted in three phases that may overlap. In Phase 1, clinical trials are conducted with a small number of subjects to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others.

The results of the pre-clinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of an NDA for a pharmaceutical product in order to obtain approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Patient-specific therapies may be subject to additional risk with respect to the regulatory review process. FDA approval for a pharmaceutical product may not be granted on a timely basis, if at all, or if granted may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use.

Satisfaction of FDA premarket approval requirements for new drugs typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or targeted disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials or with prior versions of products does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals.

Facilities used to manufacture drugs are subject to periodic inspection by the FDA, Drug Enforcement Agency and other authorities where applicable, and must comply with the FDA's Current Good Manufacturing regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among other things, standards and regulations relating to direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

Research facilities are subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with the research in question. In each of these areas, as above, the government has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

Other Government Regulations. In addition to laws and regulations enforced by the FDA, research of Molecular USA's products in the United States are subject to regulation under National Institutes of Health guidelines, as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as research and development of its products involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

In addition to regulations in the United States, Molecular USA's products are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its Licensed Products. Whether or not Molecular USA obtains FDA approval for a product, Molecular USA or its subsidiaries must obtain approval of a product by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under SOA Molecular USA is required to:

    form an audit committees in compliance with SOA;
    have Molecular USA's chief executive office and chief financial officer are required to certify its financial statements;
    ensure Molecular USA's directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA's securities in the twelve month period following initial publication of any of Molecular USA's financial statements that later require restatement;
    disclose any off-balance sheet transactions as required by SOA;
    prohibit all personal loans to directors and officers;
    insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
    adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and
    insure Molecular USA's auditor is independent as defined by SOA.

SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Environmental Compliance

The nature of MPLA's business does not require special environmental or local government approval. MPLA is compliant with all environmental laws. The cost of such compliance is minimal for the company.

Employees

Molecular USA currently has no employees. Molecular USA expects it will add more employees and independent consultants if it successful in completing its proposed acquisition of MPLA.

Recent Developments -Share Purchase Agreement

Molecular entered into a share purchase agreement dated November 25, 2005 with Pharmanet Group Limited ("Pharmanet") to acquire 100% of the issued and outstanding shares of Molecular Pharmacology Limited ("MPLA") (the "Share Purchase Agreement" or "Transaction").

Molecular will issue Pharmanet an aggregate total of eighty-eight million (88,000,000) shares of its common stock as full consideration for MPLA. On closing of the Transaction Pharmanet will control approximately 67.66% of Molecular's issued and outstanding shares of common stock on a non-diluted and on a fully diluted basis.

Molecular expects the transaction to close, subject to stockholder approval, in the first three months of 2006.

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Although our Internet site www.mpl-usa.com does not contain our reports, you may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property

Molecular USA's office space is located at 8721 Santa Monica Boulevard, Suite 1023, Los Angeles, California, U.S.A. 90069-4507 under a month to month lease which is paid for by one of our directors.

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

Item 4. Submissions of Matters to a Vote of Security Holders

Majority stockholders holding approximately 61.83% of the issued and outstanding shares of Molecular had approved the following transactions by written resolution on July 27, 2005:

1.	a forward split of the issued and outstanding shares of common stock on a one outstanding share for four new share basis;
2.	an amendment of the Articles of Incorporation to:
	a.	change the name of the Company from "Blue Hawk Ventures, Inc." to "Molecular Pharmacology (USA) Limited"; and

b.	restore the authorized share capital of the Company after the forward split to:
	i.	200,000,000 shares of common stock with a par value of $0.001 per share; and
	ii.	100,000,000 shares of preferred stock with a par value of $0.001 per share;

A Schedule 14C Information Circular concerning the actions taken was filed with the Securities and Exchange Commission and mailed to the record date stockholders of Molecular on August 8, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters Market Information.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "MLPH". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from Canada Stockwatch) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)	High	Low
October 31, 2005	$0.24	$1.50
July 31, 2005	$0.00	$0.24
April 30, 2005	N/A	N/A
January 31, 2005	N/A	N/A
October 31, 2004	N/A	N/A
July 31, 2004	N/A	N/A
April 30, 2004	N/A	N/A
January 31, 2004	N/A	N/A
October 31, 2003	N/A	N/A

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005.

Holders of Common Stock

As of January 18, 2005, there were 15 registered shareholders of Molecular USA's common stock.

Dividends

Molecular USA has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. Molecular USA's current policy is to retain any earnings in order to finance the expansion of its operations. Molecular USA's board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Minnesota Revised Statutes.

Recent Sales of Unregistered Securities

No equity offerings were conducted during the year ended October 31, 2005.

We are currently in the process of issuing 1,500,000 shares of our common stock pursuant to a stock purchase agreement entered in with one accredited party. This private placement consisted of 1,500,000 units. Each unit consisting of one share of common stock in the capital of Molecular and two non-transferrable share purchase warrants with each whole warrant entitling the holder to purchase one additional share of common stock in the Corporation a two year period from the date of acquisition of the units. This issuance is being made pursuant to the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended

Item 6. Management Discussion and Analysis

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING OCTOBER 31, 2005 AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on May 01, 2002. Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property. Molecular USA's mining property consisted of an option to acquire the twelve (12) mineral claims situated in eastern Manitoba, Canada (the "Little Bear Lake Claims"). Molecular attempted to raise additional capital to meet its minimum exploration expenditure requirements on the Little Bear Lake Claims but was unable to do. The Board of directors looked to other opportunities when it realized it may be unsuccessful in its capital raising activities.

In October 2005, Molecular USA entered into a distribution and supply with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of Pharmanet Group Limited, an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, Molecular USA has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions).

Molecular USA paid MPLA one thousand dollars ($1,000) on the date of execution of the agreement and is required to pay one hundred thousand dollars ($100,000) six (6) months from the date of execution of the agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Agreement (the "Commencement Date"), whichever occurs first.

2005 Activities and Developments

For the year ended October 31, 2005 and May 01, 2002 (inception) through October 31, 2005.

REVENUES

REVENUE - Gross revenue for the year ended October 31, 2005 consisted solely of interest earned on bank deposits in the amount of $5 ($2 for the fiscal year ended October 31, 2004) and $279 for the period from inception to October 31, 2005. To date, we have not generated any revenues from our business operations..

In addition, an officer of the Company loaned Molecular a total of $11,000 for working capital in the year ended October 31, 2005 ($4,000 for the year ended October 31, 2004). The advance does not carry an interest rate and is due on demand. Management plans to settle the advances with cash or stock.

COMMON STOCK - Since inception, we have used our common stock to raise money for our optioned mineral property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the year ended October 31, 2005 and 2004 was nil. We have received 82,515 from equity financing since our inception. No shares were issued in the most recent fiscal year and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY - Total expenses decreased to $15,542 in the year ended October 31, 2005 from $29,219 in the previous year ended October 31, 2004. A total $114,577 of expenses have been incurred since inception on May 1, 2002 through October 31, 2005. The reduction in costs this past year occurred as the result of Molecular's operations largely being inactive except for payments for professional services associated with maintaining our public status and unsuccessful financing activities. The costs can be subdivided into the following categories.

  Contributed Expenses: $1,350 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended October 31, 2005 as compared to $1,500 for the year ended October 31, 2004 while a total of $5,000 was incurred in the period from inception on May 01, 2002 to October 31, 2005. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Mineral and Property Acquisition Costs: No such costs were incurred in the years ended October 31, 2005 or October 31, 2004 but $9,116 was expended during the formative year in obtaining the option on our mineral property. For the period May 1, 2002 (inception) through October 31, 2005, $9,116 was recorded in acquiring our optioned claim.
  Mineral Exploration and Filing Fees: No such costs were incurred on mineral exploration and related filing fees in the year ended October 31, 2005 while $14,597 was incurred in the previous year ended October 31, 2004. To date, we have incurred a total of $33,671 in exploring our claims for direct costs of exploration and related filing fees.
  Professional Fees: Molecular incurred $9,524 in professional fees for the fiscal year ended on October 31, 2005 as compared to $7,063 for the previous fiscal year. From inception to October 31, 2005, we have incurred a total of $39,455 in professional fees mainly spent on legal and accounting matters.

  Compensation Costs: No compensation costs were incurred for the fiscal year ended on October 31, 2005 or for the year ended October 31, 2004 and no direct compensation costs have been incurred since inception. However, $4,500 was incurred in the year ended October 31, 2002 for organizational and offering costs which were deemed to have been paid to a senior officer for services rendered. We issued 4,500,000 shares of common stock through a Section 4(2) offering in May 2002 for the settlement of the above noted invoice for organizational expenses and services rendered in the amount of $4,500
  Office Expenses: $2,245 in office costs were incurred in the past year which ended on October 31, 2005. By comparison, $4,363 was incurred for the similar period in the previous fiscal year. Costs were lower for the current year as the Company was largely inactive except for our unsuccessful capital raising activities. For the period May 1, 2002 (inception) through October 31, 2005 a total of $12,869 has been spent on office related expenses.
  Other Costs: $1,423 in other costs were incurred in the current fiscal year under review while $1,696 was incurred for the year ended October 31, 2004. The lower amount spent in the current year is largely the result of the Company being less active in the current year. For the period May 1, 2002 (inception) through October 31, 2005, Molecular has spent a total of $8,966 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended October 31, 2005, $11,087 in net cash was used as compared to $12,969 having been used in the period ended October 31, 2004. The decrease in the current year under discussion is largely due to the decrease in activity of the Corporation. A total of $84,504 in net cash has been used for the period from Inception on May 1, 2002 to October 31, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

During the previous fiscal year under review, Molecular did not sell any shares of its common stock. As of the date of this report Molecular has 42,053,740 common shares issued and outstanding.

Molecular continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Liquidity and Capital Resources

As of end of the fiscal year on October 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for each of the fiscal years ended October 31, 2005 and October 31, 2004 respectively was $0. From inception on May 01, 2002 to October 31, 2005 we raised $82,515 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September, 2002 for cash consideration of $500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $4,500. We issued 5,000,000 shares of common stock through a Rule 504D / Regulation S offering in May, 2002 for cash consideration of $5,000 and we issued 513,435 shares of common stock through a Rule 504D / Regulation S offering in May and June, 2002 for cash consideration of $77,015. We forward split our issued and outstanding share capital on a four for one basis on August 29, 2005 thereby increasing our issued and outstanding share capital to 42,053,740 shares of common stock.

As of October 31, 2005, our total assets which consist of cash and a mineral interest deposit amounted to $85 and our total current liabilities were $8,075. Our working capital deficit stood at $7,990..

For the year ended October 31, 2005, our net loss was $15,537 ($0.0003 per share). The loss per share was based on a weighted average of 42,053,740 common shares outstanding. For the previous year ended October 31, 2004, the loss was $29,217 ($0.0028 per share) based on a weighted average of 10,513,435 common shares outstanding. For the period from inception on May 01, 2002 to October 31, 2005 the comparative numbers were a net loss of $114,005 and a loss per share of $0.0027 based on a weighted average of 42,053,740 common shares outstanding.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder Pharmanet, if the proposed Transaction with MPLA is completed and, if available on satisfactory terms, debt financing.

We plan to use any additional funds that we might be successful in raising for marketing and advertising, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs could be adversely affected.

Off-Balance Sheet Arrangement

As of October 30, 2005, we have had no off-balance sheet arrangements.

Research and Development

Over the past two fiscal years, Molecular USA has spent no money on research and development activities.

Molecular USA on acquisition of MPLA will adopt MPLA's research and development program to:

    Refine and prove-up its proprietary active ingredients and to commence the processes that will lead to the issue of a Master Drug File registration of its products;
    Define the mode of action and potential of Tripeptofen in both in vitro, animal and human studies;
    Gain Australian regulatory and marketing approval;
    Gain European regulatory approval; and
    Commence application for American regulatory approval

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures the year ended October 31, 2005 amounted to $0.00. Molecular does not anticipate any significant purchase or sale of equipment over the next 12 months.

Strategic Acquisitions

On November 25, 2005, Molecular entered into a share purchase agreement dated November 25, 2005 with Pharmanet to acquire 100% of the issued and outstanding shares of MPLA. In connection with this proposed Transaction Molecular will issue a total of 88,000,000 shares of its common stock to Pharmanet the parent company of MPLA. Accordingly, Pharmanet will control approximately 67.66% of Molecular's issued and outstanding shares of common stock on a non-diluted and on a fully diluted basis on close of the proposed Transaction.

Molecular expects the Transaction to close, subject to stockholder approval, in the first three months of 2006. proval, in the first three months of 2006.

MPLA is in the business of developing and commercialising a new analgesic and anti-inflammatory molecule known as Tripeptofen. Management believes Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain and inflamation. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application.

Recent Accounting Pronouncements

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R").  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The Company does not expect the adoption FIN 46R will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Item 7. Financial Statements

Auditor's Report dated January 27, 2006.

Consolidated Balance Sheets as at October 31, 2005 and October 31, 2004

Consolidated Statements of Operations for the year ended October 31, 2005 and for the year ended October 31, 2004

Consolidated Statement of Stockholders' Equity for the year ended October 31, 2005 and for the year ended October 31, 2004

Consolidated Statements of Cash Flows for the year ended October 31, 2005 and for the year ended October 31, 2004

Notes to Consolidated Financial Statements

MOLECULAR PHARMACOLOGY (USA) LIMITED

(Formerly Blue Hawk Ventures, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Molecular Pharmacology (USA) Limited:

We have audited the accompanying balance sheet of Molecular Pharmacology (USA) Limited as of October 31, 2005, and the related statements of operations, shareholders' deficit, and cash flows for the years ended October 31, 2005 and 2004, and from May 1, 2002 (inception) through October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Pharmacology (USA) Limited as of October 31, 2005, and the results of its operations and its cash flows for the years ended October 31, 2005 and 2004, and from May 1, 2002 (inception) through October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Denver, Colorado
January 27, 2006

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)

BALANCE SHEET

October 31, 2005

$
ASSETS

Current assets
Cash and cash equivalents	85

Total assets	85

LIABILITIES

Current liabilities
Accounts payable	3,775
Accrued liabilities	3,300
Indebtedness to related parties (Note 4)	1,000

Total current liabilities	8,075

SHAREHOLDERS' DEFICIENCY
Preferred stock: par value $0.001, 100,000,000 shares authorized, nil issued and outstanding	-
Common stock: par value $0.001, 200,000,000 shares authorized, 42,053,740 issued and outstanding	42,054
Additional paid-in capital	63,961
Cumulative translation adjustment	293
Deficit accumulated during development stage	(114,298)

Total shareholders' deficiency	(7,990)

Total liabilities and shareholders' deficiency	85

The accompanying notes are an integral part of these financial statements.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended October 31		May 1, 2002 (Inception) Through October 31, 2005

	2005	2005

	$	$	$
Expenses
Stock-based compensation:
Organization costs and offering services (Note 4)	-	-	4,500
Contributed rent (Note 4)	1,150	1,200	4,150
Contributed administrative support (Note 4)	200	300	850
Licenses and fees	1,000	-	1,000
Mineral interest acquisition costs (Note 4)	-	-	9,116
Mineral exploration and filing fees (Note 4)	-	14,597	33,671
Professional fees	9,524	7,063	39,455
Office	2,245	4,363	12,869
Other	1,423	1,696	8,966

Total expenses	15,542	29,219	114,577

Loss from operations	(15,542)	(29,219)	(114,577)

Other income (expenses)
Interest expense	-	-	-
Interest income	5	2	279

	5	2	279

Net Loss	(15,537)	(29,217)	(114,298)

Loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	42,053,740	42,053,740

Comprehensive loss
Loss for the period	(15,537)	(29,217)	(114,298)
Foreign currency translation adjustment	(137)	149	293

Total comprehensive loss for the period	(15,674)	(29,068)	(114,005)

Comprehensive loss per share	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended October 31		May 1, 2002 (Inception) Through October 31, 2005

	2005	2004

	$	$	$
Cash flows from operating activities:
Net loss	(15,537)	(29,217)	(114,298)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	-	-	4,500
Write-off mineral interest deposits	-	13,219	13,219
Office space and administrative support
contributed by a director (Note 4)	1,350	1,500	5,000
Changes in operating assets and liabilities:
Accounts payable	3,490	285	3,775
Accrued liabilities	500	354	3,300
Due to related parties (Note 4)	(890)	890	-

Net cash (used in) provided by operating activities	(11,087)	(12,969)	(84,504)

Cash flows from investing activities
Payment of mineral interest deposit	-	-	(13,219)

Net cash (used in) provided by investing activities	-	-	(13,219)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-	82,515
Proceeds from officer advances	11,000	4,000	15,000

Net cash (used in) provided by financing activities	11,000	4,000	97,515

Effect of exchange rate changes on cash	(137)	149	293

Net change in cash	(224)	(8,820)	85

Cash, beginning of period	309	9,129	-

Cash, end of period	85	309	85

Supplemental disclosure of cash flow information:
Income taxes	-	-	-

Interest	-	-	-

Supplemental Schedule of Non-cash Investing and Financing Activities
	14,000	-	14,000

Stock-based compensation	-	-	4,500

The accompanying notes are an integral part of these financial statements.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common stock

	Shares	Amount	Additional paid-in capital	Deficit accumulated during development stage	Cumulative Translation Adjustment	Total

		$	$	$	$	$

Balances, May 31, 2002 (inception)	-	-	-	-	-	-

May 2002, common stock sold to an officer (Note 4)	2,000,000	2,000	(1,500)	-	-	500
May 2002, common stock issued to an officer in exchange for organization and stock offering services (Note 4)	18,000,000	18,000	(13,500)	-	-	4,500
May 2002, common stock sold in private stock offering (Note 5)	20,000,000	20,000	(15,000)	-	-	5,000
July and August 2002, common stock sold in private stock offering (Note 5)	2,053,740	2,054	74,961	-	-	77,015
Office space and administrative support contributed by a director (Note 4)	-	-	750	-	-	750
Loss for the period	-	-	-	(21,152)	-	(21,152)
Cumulative translation adjustment	-	-	-	-	40	40

Balances, October 31, 2002	42,053,740	42,054	45,711	(21,152)	40	66,653

Office space and administrative support contributed by a director (Note 4)	-	-	1,400	-	-	1,400
Loss for the period	-	-	-	(48,392)	-	(48,392)
Cumulative translation adjustment	-	-	-	-	241	241

Balances, October 31, 2003	42,053,740	42,054	47,111	(69,544)	281	19,902

Office space and administrative support contributed by a director (Note 4)	-	-	1,500	-	-	1,500
Loss for the period	-	-	-	(29,217)	-	(29,217)
Cumulative translation adjustment	-	-	-	-	149	149

Balances, October 31, 2004	42,053,740	42,054	48,611	(98,761)	430	(7,666)

Office space and administrative support contributed by a director (Note 4)	-	-	1,350	-	-	1,350
Forgiveness of related party liabilities (Note 4)	-	-	14,000			14,000
Loss for the period	-	-	-	(15,537)	-	(15,537)
Cumulative translation adjustment	-	-	-	-	(137)	(137)

Balances, October 31, 2005	42,053,740	42,054	63,961	(114,298)	293	(7,990)

The accompanying notes are an integral part of these financial statements.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 1: ORGANIZATION AND GOING CONCERN

Organization

Molecular Pharmacology (USA) Limited (the "Company or "Molecular USA") was incorporated in the state of Nevada on May 01, 2002 under the name Blue Hawk Ventures, Inc. Molecular USA changed its name to Molecular Pharmacology (USA) Limited on August 29, 2005. At the same time Molecular USA completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common stock with a par value of $0.001 per share; and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property. Molecular USA's mining property consisted of an option to acquire the twelve (12) mineral claims situated in eastern Manitoba, Canada (the "Little Bear Lake Claims"). Molecular USA allowed the option on this claim to lapse in the fall of 2005.

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). Under the terms of the distribution and supply agreement, Molecular USA has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 3).

Since signing the distribution and supply agreement with MPLA, Molecular USA has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital. Molecular USA has generated no revenue from product sales. Molecular USA does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all. The Licensed Products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially.

Molecular USA has subsequently entered into a share purchase agreement dated November 25, 2005 with Pharmanet Group Limited to acquire 100% of the issued and outstanding shares of MPLA in exchange for 88 million shares of Molecular USA common stock (Note 7).

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company currently has no commercial operations. To date its activities have been organizational in nature and as a result it must be considered to be in its developmental stage.

The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future equity or debt financings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-end
The Company has adopted October 31, as its fiscal year-end.

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

Risks and Uncertainties
The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

Development Stage Company
The Company is a development stage company as defined by Financial Accounting Standard No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception, have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at October 31, 2005.

Financial Instruments
At October 31, 2005, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying financial statements as the Company did not grant any employee stock options as of October 31, 2004.

Foreign Currency Translation
The accounts of the Company's foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

Recent Accounting Standards
In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Standards - Continued

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In November 2004, the FASB issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4." This statement is effective for fiscal years beginning after June 15, 2005; therefore it will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 3: SUPPLY AND DISTRIBUTION AGREEMENT

The Company entered into a distribution and supply agreement with MPLA, dated October 13, 2005 (the "Distribution Agreement"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of Pharmanet Group Limited, an Australian company listed on the Australian Stock Exchange

The basic terms of the Distribution Agreement are as follows:

  MPLA has granted exclusive distribution rights to Molecular USA to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the Distribution Agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions);
  Molecular USA paid MPLA one thousand dollars ($1,000) upon the date of execution of the Distribution Agreement and is required to pay one hundred thousand dollars ($100,000) six (6) months from the date of execution of the Distribution Agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Distribution Agreement (the "Commencement Date"), whichever occurs first;
  Molecular USA is also required to pay MPLA a royalty of 5% as set out in the Distribution Agreement;
  MPLA will supply all licensed products to Molecular USA under the Distribution Agreement;
  MPLA is responsible for obtaining all necessary regulatory approvals for the licensed product in the United States; and
  the Distribution Agreement is for a one year term from the "Commencement Date" and may be automatically extended by successive one-year periods, unless at least three (3) months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

NOTE 4: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to "Additional paid-in capital". This rental contribution ended October 13, 2005.

An officer and a director have contributed administrative services to the Company from May 1, 2002 (inception) through October 13, 2005. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to "Additional paid-in capital". These contributed services ended October 13, 2005.

During the year ended October 31, 2005, officers advanced the Company $11,000 (2004 - $4,000) for working capital. The advances do not carry an interest rate and are due on demand. Prior to the year-end, $14,000 of the above liabilities were forgiven by two directors. Management plans to settle the remaining advance of $1,000 with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties". The forgiveness of the related party liabilities is included in the accompanying financial statements as an increase in additional paid-in capital.

As at October 31, 2004, an officer and an affiliate were owed $890 for expenses paid on behalf of the Company. This balance was repaid in 2005.

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 4: RELATED PARTY TRANSACTIONS - Continued

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

On September 23, 2002, the Company and a director entered into a trust agreement whereby the director of the Company would hold certain Mineral Claims on behalf of the Company until the initial exploration program was completed. With a change in directors on October 13, 2005 and change in focus of the company, this agreement is no longer held by the company.

NOTE 5: SHAREHOLDERS' EQUITY

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
(Formerly Blue Hawk Ventures, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2005

NOTE 6: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	October 31,

	2005	2004

U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-1.30%	-0.77%
Net operating loss for which no tax
benefit is currently available	-13.70%	-14.23%

	0.00%	0.00%

At October 31, 2005, deferred tax assets consisted of a net tax asset of $14,428, due to operating loss carryforwards of $109,298, which was fully allowed for, in the valuation allowance of $14,428. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended October 31, 2005 and 2004 totaled $2,129 and $4,158, respectively. The current tax benefit also totaled $2,129 and $4,158 for the years ended October 31, 2005 and 2004, respectively. The net operating loss carryforward expires through the year 2025.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".

NOTE 7: SUBSEQUENT EVENTS

Subsequent to the year-end, the Company entered into a share purchase agreement dated November 25, 2005 with Pharmanet Group Limited ("Pharmanet") to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). Molecular USA in exchange for 100% of the issued and outstanding shares of MPLA, will issue Pharmanet an aggregate total of eighty-eight million (88,000,000) shares of its common stock to on close of the transaction. The Purchase Agreement is subject to shareholder approval by both Molecular USA and MPLA.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Molecular had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular as of October 31, 2005 and January 31, 2006. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.
Name	Age	Position	Date Position First Held
Ian Downs	57	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	October 13, 2005
Jeffrey D. Edwards	52	Director	October 28, 2005

Mr. Ian Downs. Mr. Downs was the President and sole shareholder of Barton of Canada (1985) Ltd. ("Barton") from 1999 to 2003. Barton was an importer and distributor of consumer products. In 2003, Mr. Downs commenced a wind down of Barton's business operation which was completed in 2005. Mr. Downs has not acted in any capacity of director or officer with a reporting company in past five years.

Mr. Jeffrey D. Edwards. Mr. Edwards brings to the company over twenty years of experience in managing new technological innovations in the medical device and pharmaceutical industry. From 2002 to 2005, Mr. Edwards as president and shareholder of International Scientific Pty Ltd., managed a variety of medical and technology projects. In 2002 and 2003, Mr. Edwards was actively involved with Colltech Australia Limited, a company involved in the production and sale of collagen. Colltech is listed on the Australian Stock Exchange ("CAU"). From its inception in 1995 to 2001, Mr. Edwards was the executive director of Genesis Biomedical Limited, a pharmaceuticals & biotechnology listed on the Australian Stock Exchange ("GBL"). While at Genesis, Mr. Edwards was responsible for all medical and clinical activities of the company as well as all day to day management of staff and corporate activities. Mr. Edwards currently serves as a director of: OBJ Limited, a drug delivery company listed on the Australian Stock Exchange ("OBJ") (2005) and Global Energy Medicine Pty Ltd., a private therapeutic device company (2005). He also holds the office of Chief Operations Officer of Molecular Pharmacology Limited, a wholly owned subsidiary of Pharmanet Group Limited which is listed on the Australian Stock Exchange ("PNO") (2005).

Family relationships. There is no family relationship among the above officers and directors.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, or persons nominated to become a director, or executive officer, promoter or control person:

    was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
    was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
    was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
    as found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

Molecular does not have an audit committee financial expert serving on the Board of Directors or an audit committee. The current board of directors of Molecular was just recently appointed and are currently reviewing this issue.

Under the applicable SEC standards, an audit committee financial expert means a person who has the following attributes:

  understanding of generally accepted accounting principles and financial statements;
  ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
  experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
  understanding of internal controls and procedures for financial reporting; and
  understanding of audit committee functions.

The SEC has only recently introduced the requirement to disclose whether a company has an independent financial expert on its audit committee. This requirement was one of the rule changes implemented as a result the Sarbanes Oxley Act introduced in August 2002.

Audit Committee

Molecular has a designated audit committee consisting of Messrs. Downs and Edwards. Neither of these individuals meet the independent requirements for an audit committee member. Molecular's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Molecular has adopted an audit committee charter.

Disclosure Committee and Charter

Molecular has a disclosure committee and disclosure committee charter. Molecular's disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Molecular and the accuracy, completeness and timeliness of Molecular's financial reports.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended October 31, 2005, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for the late filing of the Form 3 filings for Messrs. Ian Downs and Jeffery Edwards.

Code of Ethics

Molecular has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Molecular's adopted code of ethics is attached to this annual report. Molecular undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Molecular at 888-327-4122 to request a copy of Molecular's code of ethics. Management believes Molecular's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Ian Downs, CEO, CFO and Director(1)	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Byron Cox, Former President, Acting CEO and Director(2)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Notes:
(1)	Mr. Ian Downs was appointed to the office of President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of Molecular on October 13, 2005.
(2)	Mr. Byron Cox was appointed President, Acting Chief Executive Officer and a director of Molecular on May 2, 2002. Mr. Cox resigned as President, Acting CEO and as a director of Molecular on October 13, 2005.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Board of Directors Report on Executive Compensation

The Board of Directors of Molecular will be responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Molecular. The goals of Molecular are to align compensation with business objectives and performance and to enable Molecular to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Molecular. Molecular will provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied to performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, Molecular may set up a pension plan or similar retirement plans.

Molecular has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Stock Options/SAR Grants

During the year ended October 31, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended October 31, 2005 and there were no stock options or stock appreciation rights outstanding on October 31, 2005 or January 31, 2006.

Long-Term Incentive Plans/ Equity Compensation Plan

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended October 31, 2005. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular has not adopted a stock option plan or long-term incentive plans at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at January 17, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ian Downs 8721 Santa Monica Boulevard, Suite 1023 Los Angeles, California, U.S.A. 90069-4507	0	0%
Jeffery Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Brian G. Cox(2) 595 Hornby St., Suite. 600 Vancouver, B.C. V6C 1A4	20,000,000	47.56%
Directors and Executive Officers as a Group(3)	20,000,000	47.56%
Notes:
(1)	Based on 42,053,740 shares of common stock issued and outstanding as of January 17, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Mr. Cox is a former director and officer of Molecular. He resigned from all positions he held with Molecular on October 13, 2005.
(3)	Percentage is calculated assuming the options held by the officers and directors have been exercised.

Changes in Control

On November 25, 2005, Molecular entered into a share purchase agreement dated November 25, 2005 with Pharmanet to acquire 100% of the issued and outstanding shares of MPLA. In connection with this proposed Transaction Molecular will issue a total of 88,000,000 shares of its common stock to Pharmanet the parent company of MPLA. Accordingly, Pharmanet will control approximately 67.66% of Molecular's issued and outstanding shares of common stock on a non-diluted and on a fully diluted basis on close of the proposed Transaction.

Molecular expects the Transaction to close, subject to stockholder approval, in the first three months of 2006.

(See ITEM 6. Management's Discussion and Analysis or Plan of Operations).

Item 12. Certain Relationships and Related Transactions

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

On September 17, 2002, we entered into a Trust Agreement between Blue Hawk and Byron G. Cox, President of Blue Hawk whereby Mr. Cox is acting as Trustee to hold the claims on behalf of Blue Hawk so as to avoid having Blue Hawk pay additional fees and establish a subsidiary at this early stage of our corporate development.

During the year ended October 31, 2004, an officer advanced the Company $4,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock. The advance is included in the accompanying audited financial statements as "Indebtedness to related parties".

At October 31, 2004, the Company owed an officer $890 for expenses paid on behalf of the Company. This balance is included in the accompanying audited financial statements as "Indebtedness to related parties".

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit Number and Exhibit Title
2.1	Share Purchase Agreement dated November 25, 2005 to acquire Molecular Pharmacology Limited
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed January 23, 2003)
3.2	Certificate of Amendment to Articles of Incorporation, dated July 15, 2002 (incorporated by reference from our Form 10-SB, filed January 23, 2003)
3.3	Certificate of Amendment to Articles of Incorporation, dated August 29, 2005
3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed May 2002
14.1	Code of Ethics
21	Subsidiaries of Molecular
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter
99.2	Audit Committee Charter

Reports of Form 8-K

Date of Report	Date of Event	Item Reported
Dec 16, 2005	Dec 16, 2005	Items 8.01 and 9.01 - Press Release
Dec 7, 2005	Dec 5, 2005	Items 8.01 and 9.01 - Press Release
Nov 29, 2005	Nov 25, 2005	Items 1.01, 3.02, and 9.01 - Share Purchase Agreement; Unregistered Sale of Equity Securities; and Press Release
Oct 28, 2005	Oct 28, 2005	Items 5.02 and 9.01 - Appointment of Jeff Edwards and Related Press Release
Oct 18, 2005	Oct 13, 2005	Items 1.01, 5.02, and 9.01 - Amended October 14, 2005 filing - Distribution Agreement; Appointment of Ian Downs; Resignation of Messrs. Byron G. Cox and Brian Doutaz and Related Press Release.
Oct 14, 2005	Oct 13, 2005	Items 1.01, 5.02, and 9.01 - Distribution and Supply Agreement; Appointment of Ian Downs; Resignation of Messrs. Byron G. Cox and Brian Doutaz and Related Press Release.

Item 14. Principal Accountant Fees and Services

Cordovano and Honeck LLP

During the fiscal years ended October 31, 2005 and October 31, 2003, of Cordovano and Honeck LLP provided various audit, audit related and non-audit services to us as follows:

	October 31, 2005	October 31, 2004

Audit and audit related service fees	Nil	Nil
Non-audit service fees	Nil	Nil

	Nil	Nil

The non-audit services in 2005 consisted solely of assistance in the preparation and filing of corporate tax returns for the Company and certain of its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR PHARMACOLOGY (USA) LIMITED

/s/ Ian Downs

By: _____________________________
Mr. Ian Downs, President, C.E.O., C.F.O., Secretary & Director

Date: January 30, 2006

/s/ Jeffrey D. Edwards

By: _____________________________
Mr. Jeffrey D. Edwards, Director
Date: January 30, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ian Downs
By: _____________________________ Ian Downs Date: January 30, 2006
/s/ Jeffrey D. Edwards
By: _____________________________ Jeffrey D. Edwards Date: January 30, 2006