Form 10QSB
period 2006-01-31
Molecular Pharmacology (USA) LTD
filed 2006-03-16
CIK 1191357

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response:........192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: JANUARY 31, 2006

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

Blue Hawk Ventures, Inc. (Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,553,740 common shares issued and outstanding as of March 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the three months ended January 31, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular USA's financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended October 31, 2005, in the Form 10KSB filed with the SEC on January 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

MOLECULAR PHARMACOLOGY (USA) LIMITED

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2006

(Unaudited)

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
 (Unaudited)

January 31
2006

$
ASSETS
Current
Cash and cash equivalents	102,107
102,107

LIABILITIES
Current
Accounts payable	1,050
Accrued liabilities	20,128
Indebtedness to related parties (Note 5)	1,000
22,178
22,178

STOCKHOLDERS' EQUITY
Capital Stock
Preferred stock: par value $0.001, 100,000,000 shares authorized, nil issued and outstanding	-
Common stock: par value $0.001, 200,000,000 shares authorized, 43,553,740 issued and outstanding	43,554
Additional paid-in capital	212,461
Cumulative translation adjustment	293
Deficit accumulated during development stage	(176,379)
79,929
102,107

ON BEHALF OF THE BOARD:

, Director

, Director

The accompanying notes are an integral part of these financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31		May 1, 2002 (Inception) Through January 31, 2006

	2006	2005
	$	$	$
General and Administrative Expenses
Stock-based compensation:
Organization costs and offering services	-	-	4,500
Contributed rent	-	300	4,150
Contributed administrative support	-	50	850
Licenses and Fees	-	-	1,000
Mineral interest acquisition costs	-	-	9,116
Mineral exploration and filing fees	217	-	33,888
Professional fees	53,769	925	93,224
Public relations	7,966	-	7,966
Office	131	1,210	13,000
Other	-	-	8,966
Total General and Administrative Expenses	62,083	2,485	176,660
Loss from Operations	(62,083)	(2,485)	(176,660)
Other Income (Expense)
Interest income (expense)	2	-	281
Net loss	(62,081)	(2,485)	(176,379)

Loss per Share - Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	43,553,740	42,053,740
Comprehensive Loss
Loss for the period	(62,081)	(2,485)	(176,379)
Foreign currency translation adjustment	293	-	293
Total Comprehensive Loss for the Period	(61,788)	(2,485)	(176,086)

Comprehensive Loss per Share	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during development stage	Cumulative Translation Adjustment	Total
		$	$	$	$	$
Balances, May 1, 2002 (inception)	-	-	-	-	-	-
May 2002, common stock sold to an officer	2,000,000	2,000	(1,500)	-	-	500
May 2002, common stock issued to an officer in exchange for organization and stock offering services	18,000,000	18,000	(13,500)	-	-	4,500
May 2002, common stock sold in private stock offering	20,000,000	20,000	(15,000)	-	-	5,000
July and August 2002, common stock sold in private stock offering	2,053,740	2,054	74,961	-	-	77,015
Office space and administrative support contributed by a director	-	-	750	-	-	750
Loss for the period	-	-	-	(21,152)	-	(21,152)
Cumulative translation adjustment	-	-	-	-	40	40

Balances, October 31, 2002	42,053,740	42,054	45,711	(21,152)	40	66,653
Office space and administrative support contributed by a director	-	-	1,400	-	-	1,400
Loss for the period	-	-	-	(48,392)	-	(48,392)
Cumulative translation adjustment	-	-	-	-	241	241

Balances, October 31, 2003	42,053,740	42,054	47,111	(69,544)	281	19,902
Office space and administrative support contributed by a director	-	-	1,500	-	-	1,500
Loss for the period	-	-	-	(29,217)	-	(29,217)
Cumulative translation adjustment	-	-	-	-	149	149

Balances, October 31, 2004	42,053,740	42,054	48,611	(98,761)	430	(7,666)
Office space and administrative support contributed by a director	-	-	1,350	-	-	1,350
Forgiveness of related party liabilities	-	-	14,000	-	-	14,000
Loss for the period	-	-	-	(15,537)	-	(15,537)
Cumulative translation adjustment	-	-	-	-	(137)	(137)

Balances, October 31, 2005	42,053,740	42,054	63,961	(114,298)	293	(7,990)
Common stock issued for private stock offering (Note 6)	1,500,000	1,500	148,500	-	-	150,000
Loss for the period	-	-	-	(62,081)	-	(62,081)

Balances, January 31, 2006	43,553,740	43,554	212,461	(176,379)	293	79,929

The accompanying notes are an integral part of these financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS

	For the Three Months Ended January 31		May 1, 2002 (Inception) Through January 31,2006

	2006	2005
	$	$	$
Cash flows from operating activities:
Net loss	(62,081)	(2,485)	(176,379)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	-	-	4,500
Write-off mineral interest deposits	-	-	13,219
Office space and administrative support contributed by a director	-	350	5,000
Changes in non-cash working capital items:
Accounts payable	(2,725)	(285)	1,050
Accrued liabilities	16,828	-	20,128
Due to related parties	-	(890)	-
Net cash (used in) provided by operating activities	(47,978)	(3,310)	(132,482)

Cash flows from investing activities:
Payment of mineral interest deposit	-	-	(13,219)
Net cash (used in) provided by investing activities	-	-	(13,219)

Cash flows from financing activities:
Proceeds from the sale of common stock	150,000	-	232,515
Proceeds from officer advances	-	4,000	15,000
Net cash (used in) provided by financing activities	150,000	4,000	247,515
Effect of exchange rate changes on cash	-	(145)	293

Net change in cash	102,022	545	102,107
Cash, beginning of period	85	309	-
Cash, end of period	102,107	854	102,107

The accompanying notes are an integral part of these financial statements

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2006

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

Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property. Molecular USA allowed the option on its mineral claim to lapse in the fall of 2005.

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

The Company entered into a share purchase agreement dated November 25, 2005 with Pharmanet Group Limited ("Pharmanet") to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). Molecular USA in exchange for 100% of the issued and outstanding shares of MPLA, will issue Pharmanet an aggregate total of eighty-eight million (88,000,000) shares of its common stock on closing of the transaction. The Purchase Agreement is subject to shareholder approval by both Molecular USA and MPLA

Going Concern and Liquidity Considerations

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

                                                                                                                                                                                                              7

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements as of January 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2005 audited financial statements and notes thereto.

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

NOTE 4: ACQUISITION AGREEMENT

The Company entered into a share purchase agreement dated November 25, 2005 with Pharmanet Group Limited ("Pharmanet") to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). Molecular USA in exchange for 100% of the issued and outstanding shares of MPLA, will issue Pharmanet an aggregate total of eighty-eight million (88,000,000) shares of its common stock on closing of the transaction. The Purchase Agreement is subject to shareholder approval by both Molecular USA and MPLA

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2006

NOTE 5: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company from May 1, 2002 (inception) through October 13, 2005. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to "Additional paid-in capital". This rental contribution ended October 13, 2005.

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

In May 2002, the Company sold 2,000,000 shares of its restricted common stock to a director for $500 ($.001/share).

In May 2002, the Company issued 18,000,000 shares of its restricted common stock to a director of the Company in exchange for organization and stock offering services. On the transaction date, the Company's common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by a related party. The shares were valued by the Board of Directors at $.001 per share based on contemporaneous stock issuances with unrelated third parties. The transaction resulted in net stock-based compensation expense of $4,500.

On September 23, 2002, the Company and a director entered into a trust agreement whereby the director of the Company would hold certain Mineral Claims on behalf of the Company until the initial exploration program was completed. With a change in directors on October 13, 2005 and change in focus of the company, this agreement is no longer held by the company.

NOTE 6: SHAREHOLDERS' EQUITY

During May 2002, the Company offered for sale 20,000,000 shares at of its $.001 par value common stock at a price of $0.001 per share. The Company closed the offering after selling all 20,000,000 shares for gross proceeds of $5,000.

During July and August 2002, the Company offered for sale 4,000,000 shares of its $.001 par value common stock at a price of $0.15 per share. The Company closed the offering after selling 2,053,740 shares for gross proceeds of $77,015.

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2006

NOTE 6: SHAREHOLDERS' EQUITY - Continued

On 10 November 2005, the Company accepted a Private Placement of 1,500,000 Units was for proceeds of $150,000. Each Unit consists of one common share and two share purchase warrants. Each warrant can purchase one additional common share for $0.50 per share anytime on or before two years from the date of acquisition of the Units.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

NOTE 7: INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	January 31
	2006	2005
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	0%	-2.11%
Net operating loss for which no tax
benefit is currently available	-15.00%	-12.89%
	0.00%	0.00%

At January 31, 2006, deferred tax assets consisted of a net tax asset of $23,736, due to operating loss carryforwards of $171,350, which was fully allowed for, in the valuation allowance of $23,736. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the periods ended January 31, 2006 and 2005 totaled $9,308 and $320, respectively. The current tax benefit also totaled $9,308 and $320 for the periods ended January 31, 2006 and 2005, respectively. The net operating loss carryforward expires through the year 2025.

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

Item 2 - Management Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE QUARTER PERIOD ENDED JANUARY 31, 2006 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

Molecular USA entered into a share purchase agreement to acquire all of the shares of Molecular Pharmacology Limited ("MPLA") from Pharmanet Group Limited ("Pharmanet"). Molecular USA will issue Pharmanet an aggregate total of eighty-eight million (88,000,000) shares of its common stock to on close of the transaction. Pharmanet will control approximately 66.89% of our issued and outstanding shares of common stock on a non-diluted and 65.40% on a fully diluted basis. Molecular USA filed a Preliminary Form 14A information circular with the SEC on February 13, 2006. The SEC issued a comment letter on February 24, 2006 requesting certain changes to the financial disclosure in the Form 14A. Molecular USA filed an Amended Preliminary Form 14A on March 14, 2006 and,  if it receives no further comments from the SEC, it expects to file a Definitive Form 14A on March 24, 2006. Molecular USA expects the Transaction to close, subject to stockholder approval, the end of March or beginning of April.

MPLA is in the business of developing and commercialising a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application. A complete description of the share purchase agreement and the business of MPLA is set out in the Definitive Form 14A information circular filed on March 14, 2006

During this quarter, Molecular USA also completed a private placement of 1,500,000 units raising an aggregate total of $150,000. Each unit consists of one share of common stock Molecular USA and two warrants. Each warrant is exercisable for one additional share of common stock of Molecular USA for a two year period with an exercise price of $0.50 per share. The private placement was made pursuant to Regulation S to one accredited investor.

Results of Operation

For the Quarter ended January 31, 2006 and January 31, 2005

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended January 31, 2006 or since inception.

COMMON STOCK - Molecular USA raised $150,000 in financing activities during the quarter ended January 31, 2006. We sold 1,500,000 units. Each unit consists of one share of common stock Molecular USA and two warrants. Each warrant is exercisable for one additional share of common stock of Molecular USA for a two year period with an exercise price of $0.50 per share. The private placement was made pursuant to Regulation S to one accredited investor. As of the date of this report Molecular USA has 43,553,740 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the three months ended January 31, 2006 was $62,083 (January 31, 2005 - $2,485).

We expect increases in expenses through the fiscal year ending October 31, 2006 as we move towards implementing our new business plan. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

NET CASH USED IN OPERATING ACTIVITIES - For the three months ended January 31, 2006, $47,978 in net cash was used as compared to $3,310 having been used in the three month period ended January 31, 2005. The increase in the current quarter is largely due to the increase in business activity of Molecular USA and the legal, accounting and other costs associated with the private placement financing and share purchase agreement entered into with Pharmanet this past quarter.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the three month period ended January 31st, 2006, Molecular USA satisfied its working capital needs by using cash generated from its financing activities. As of January 31st, 2006, the Company had cash on hand in the amount of $102,107. Given the proposed business activities of Molecular USA and its subsidiary on close of share purchase agreement to acquire MPLA, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder Pharmanet, if the proposed share purchase agreement to acquire MPLA is completed and, if available on satisfactory terms, debt financing.

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

Off-Balance Sheet Arrangement

As of January 31, 2006, we have had no off-balance sheet arrangements.

Research and Development

Over the past two fiscal years, Molecular USA has spent no money on research and development activities. In January 2006, Molecular USA attended a three day forum focused on the interpretation of scientific data and clinical results achieved by MPLA in the fields of cellular inflammation, analgesic and secondary injury cascades. Out of this forum a scientific development team was formed in which Molecular USA contributed two members to the eight person team.

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
  Gain European regulatory approval; and
  Commence application for American regulatory approval.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures the quarter ended January 31, 2006 amounted to $0.00. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Subsequent Events

Molecular USA filed a Preliminary Form 14A information circular with the SEC on February 13, 2006. The SEC issued a comment letter on February 24, 2006 requesting certain changes to the financial disclosure in the Form 14A. Molecular USA filed an Amended Preliminary Form 14A on March 14, 2006 and, if it receives no further comments from the SEC, it expects to file a Definitive Form 14A on March 24, 2006. Subject to shareholder approval at the meeting tentatively slated for April 14, 2006,, Molecular USA expects the share purchase agreement to acquire MPLA to close late April.

Recent Accounting Pronouncements

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect Molecular USA's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on Molecular USA's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R").  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  Molecular USA does not expect the adoption FIN 46R will have a material impact on Molecular USA's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for Molecular USA for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on Molecular USA's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on Molecular USA's financial position or results of operations.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on Molecular USA's financial position or results of operations.

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

Item 3 - Quantitive and Qualitative Disclosure About Market Risk.

On close of the share purchase agreement to acquire MPLA, we will be exposed to market risk related to changes in foreign currency exchange rates, each of which could adversely affect the value of our future assets and liabilities.

We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt.

We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

A portion of operating expenses will be denominated in Australian dollars on close of the share purchase agreement to acquire MPLA, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We will purchase goods and services in both Australian and U.S. dollars and eventually expect we will earn revenues in both Australian and U.S. dollars. Currently we do not have a policy to manage foreign exchange risk.

Item 4 - Controls and Procedures.

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

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

There are numerous and widespread risks associated with investing in any form of business and with investing in the share market generally. There are also a range of specific risks associated with Molecular's business and its involvement in the biotechnology and life sciences industry sectors.

The business risk factors of MPLA will become the risk factors of Molecular USA on closing the share purchase agreement to acquire MPLA from Pharmanet. The following identifies the major risks we believe are associated with the business of MPLA and Molecular USA going forward after the transaction.

Molecular USA may be unable to integrate or have difficulty integrating this new business line with its existing business on close of the Transaction.

Integrating any business may be distracting to our management and disruptive to our existing business and may result in significant costs to Molecular USA.

Molecular USA could face challenges in consolidating functions and integrating procedures, information technology and accounting systems, personnel and operations in a timely and efficient manner. If any such integration is unsuccessful, or if the integration takes longer than anticipated, there could be a material adverse effect on Molecular USA's business, results of operations and financial condition. Molecular USA may have difficulty managing the combined entity in the short term if it experiences a significant loss of management personnel during the transition period after the close of the Transaction.

MPLA has a history of operating losses and expects to incur losses for the foreseeable future. Molecular USA and MPLA may never generate revenues or, if they are able to generate revenues, achieve profitability.

MPLA is focused on product development, and has not generated any revenues to date. Since MPLA's formation in July of 2004, MPLA has incurred losses in each year of its operations, and MPLA expects to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect MPLA's working capital, total assets and shareholders' equity.

The process of developing MPLA's products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of MPLA's product candidates will require that Molecular USA and MPLA obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. MPLA expects to incur substantial losses for the foreseeable future as a result of anticipated increases in its research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities.

MPLA's ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

  developing and testing product candidates;
  receiving regulatory approvals;
  commercializing our products; and
  establishing a favorable competitive position.

Many of these factors will depend on circumstances beyond the control of Molecular USA and MPLA. We cannot assure you that MPLA will ever have a product approved by the FDA, that MPLA will bring any product to market or, if MPLA and Molecular USA are successful in doing so, that we will ever become profitable.

Pharmanet, MPLA's sole stockholder will be able to significantly influence us following the share issuance.

The substantial ownership of common stock by MPLA's current stockholder, Pharmanet, after the Closing of the Transaction will provide it with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Molecular USA's stockholders. Following the closing of the Transaction, the ownership of common stock by Pharmanet will represent approximately 66.89% of the issued and outstanding shares of Molecular USA on close of the Transaction. This concentration of ownership of Molecular USA's common stock may make it impossible for other stockholders of Molecular USA to successfully approve or defeat matters which may be submitted for stockholder action. It may also have the effect of delaying, deterring or preventing a change in control of Molecular USA without the consent of the underlying Pharmanet stockholders. In addition, sales of common stock by Pharmanet to a third party may result in a change of control of Molecular USA.

If MPLA and Molecular USA fail to protect MPLA's intellectual property rights, MPLA's ability to pursue the development of its technologies and products would be negatively affected.

MPLA's success will depend in part on MPLA and Molecular USA's ability to obtain patents and maintain adequate protection of MPLA's technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market drugs in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

Securing rights to intellectual property, and in particular to patents, is an integral part of securing potential product value in the outcomes of biotechnology research and development. Competition in retaining and sustaining protection of intellectual property and the complex nature of intellectual property can lead to expensive and lengthy patent disputes for which there can be no guaranteed outcome.

Patent applications may be opposed by the Commissioner of Patents or by third parties. The patent applications may not proceed to grant. The granting of a patent does not guarantee that the patents will not subsequently be found to be invalid by a Court, nor does the grant of a patent mean that the rights of others are not infringed or that competitors will not develop competing intellectual property that circumvents such patents. MPLA's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties.

Because the patent positions of biotechnology companies can be highly uncertain and frequently involve complex legal and scientific evaluation, neither the breadth of claims allowed in biotechnology and life science patents nor their enforceability can be predicted. There can be no assurance that any patents that MPLA may own or control or license now and in the future will afford MPLA commercially significant protection of its intellectual property or its projects or have commercial application.

While MPLA is not aware of any third party interests in its intellectual property rights and has taken steps to protect and confirm its interest in these rights, there is always a risk of third parties claiming involvement in technological and medical discoveries and if any such disputes arise, they could adversely affect MPLA.

MPLA holds some of its right to intellectual property pursuant to a license granted by Cambridge Scientific Pty Ltd. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA. Licenses of intellectual property which are restricted to a field of use carry the risk that there may be a dispute as to whether particular activities fall within the authorised "field of use". There may be also differences of opinion with third parties who have been licensed to use intellectual property by Cambridge Scientific outside the "field of use" as to whether their use of intellectual property falls within the "field of use" and may not be authorised. The potential for conflict between such parties may adversely affect MPLA's ability to commercialise the licensed intellectual property.

If preclinical testing or clinical trials for MPLA's product candidates are unsuccessful or delayed, MPLA will be unable to meet its anticipated development and commercialization timelines.

MPLA's potential products require preclinical testing and clinical trials prior to submission of any regulatory application for commercial sales. MPLA does not currently employ any clinical trial managers. MPLA relies on and expects to continue to rely on third parties, including clinical research organizations and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical testing or clinical trials involving MPLA's product candidates. MPLA has less control over the timing and other aspects of these preclinical testing or clinical trials than if MPLA performed the monitoring and supervision entirely on its own. Third parties may not perform their responsibilities for MPLA's preclinical testing or clinical trials on MPLA's anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in preclinical and clinical testing could significantly increase MPLA's product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

  demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
  reaching agreement on acceptable terms with prospective contract research organizations and trial sites;
  manufacturing sufficient quantities of a product candidate; and
  obtaining institutional review board approval to conduct a clinical trial at a prospective site.

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

  ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;
  failure to conduct clinical trials in accordance with regulatory requirements;
  lower than anticipated recruitment or retention rate of patients in clinical trials;
  inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
  lack of adequate funding to continue clinical trials; or
  negative results of clinical trials.

If clinical trials are unsuccessful, and MPLA is not able to obtain regulatory approvals for its product candidates under development, MPLA and Molecular USA will not be able to commercialize these products, and therefore may not be able to generate sufficient revenues to support MPLA or Molecular USA's business.

There can be no assurance that any of MPLA's product candidates will obtain Fast Track status or, even if any of MPLA's product candidates obtain Fast Track status, that development of the product candidate will be accelerated.

MPLA believes that some of its product candidates may be eligible for Fast Track status under FDA procedures. These procedures may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may help shorten the review time of any such filing. If the FDA grants this status to any of MPLA's product candidates, MPLA may then negotiate with the FDA with respect to any further development program and corresponding regulatory strategy. MPLA has not yet applied for Fast Track status for any of its product candidates. There can be no assurance that any of MPLA's product candidates will obtain Fast Track status or, even if any of MPLA's product candidates obtain Fast Track status, that development of the product candidate will be accelerated.

If MPLA or Molecular USA fails to obtain United States regulatory approvals for MPLA's product candidates under development, MPLA and Molecular USA will not be able to generate revenue in the U.S. market.

MPLA and Molecular USA must receive FDA approval for its product candidates before MPLA or Molecular USA can commercialize or sell these product candidates in the United States. Even if one of MPLA's product candidates is approved by the FDA, the approval may be significantly limited to specific disease indications, patient populations and dosages. The FDA can limit or deny its approval for many reasons, including:

  a product candidate may be found to be unsafe or ineffective;
  regulators may interpret data from preclinical testing and clinical trials differently and less favorably than we do;
  regulators may not approve the manufacturing processes or facilities that we use; and
  regulators may change their approval policies or adopt new regulations.

Failure to obtain FDA approval or any delay or setback in obtaining such approval would:

  adversely affect Molecular USA's ability to market any drugs that MPLA develops and generate product revenues; and
  impose additional costs and diminish any competitive advantages that MPLA may attain.

Even if MPLA obtains FDA approval, MPLA's product candidates may not be approved for all indications that MPLA requests, which could limit the uses of MPLA's products and adversely impact MPLA's potential product sales and royalties. If FDA approval of a product is granted, such approval will be subject to limitations on the indicated uses for which the product may be marketed and could require costly, post-marketing follow-up studies. As to any product for which marketing approval is obtained, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the product, such as an adverse side effect, may result in restrictions on the product, including withdrawal of the product from the market. MPLA may be slow to adapt, or MPLA may never adapt, to changes in existing requirements or adoption of new requirements or policies.

If MPLA or Molecular USA fail to comply with applicable U.S. regulatory requirements, MPLA may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

If MPLA fails to obtain regulatory approvals in other countries for its product candidates under development, MPLA and Molecular USA will not be able to generate revenue in such countries.

In order to market MPLA's products outside of the United States, MPLA must establish and comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval in the United States. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States, including the risk that MPLA's product candidates may not be approved for all indications that MPLA requests, which could limit the uses of its products and adversely impact MPLA and Molecular USA's potential royalties and product sales, and such approval may be subject to limitations on the indicated uses for which the products may be marketed or require costly, post-marketing follow-up studies.

If MPLA fails to comply with applicable foreign regulatory requirements, MPLA and Molecular USA may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Even if MPLA and Molecular USA obtain regulatory approval to market MPLA's product candidates, MPLA's product candidates may not be accepted by the market.

Even if MPLA and Molecular USA obtain regulatory approval to market MPLA's product candidates, MPLA's product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that MPLA develops will depend on a number of factors, including:

  cost-effectiveness;
  the safety and effectiveness of our products, including any potential side effects, as compared to alternative products or treatment methods;
  the timing of market entry as compared to competitive products;
  the rate of adoption of MPLA's products by doctors and nurses;
  product labeling or product insert required by the FDA for each of our products;
  determination of scheduled or unscheduled status by the FDA and DEA;
  reimbursement policies of government and third-party payors;
  effectiveness of MPLA's sales, marketing and distribution capabilities and the effectiveness of such capabilities of MPLA's collaborative partners, if any; and
  unfavorable publicity concerning MPLA's products or any similar products.

MPLA's product candidates, if successfully developed, will compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. MPLA's products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any of MPLA's product candidates. Physicians may not be inclined to prescribe the drugs created utilizing Tripeptofen unless our drugs bring substantial and demonstrable advantages over other drugs currently-marketed for the same indications. If MPLA's products do not achieve market acceptance, MPLA and Molecular USA will not be able to generate significant revenues or become profitable.

If MPLA or Molecular USA fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, MPLA will not be able to create a market for its product candidates.

MPLA's strategy with its lead product candidates is to control, directly or through contracted third parties, all or most aspects of the product development process, including marketing, sales and distribution. MPLA anticipates entering into strategic alliances with third parties in the US and Europe to penetrate the human therapeutics market and distribute its product candidates. Currently, MPLA does not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates that receives regulatory approval, MPLA must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for it. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of MPLA's management and key personnel and defer its product development efforts. To the extent that MPLA enters into marketing and sales arrangements with other companies, MPLA's revenues will depend on the efforts of others. These efforts may not be successful. If MPLA fails to develop sales, marketing and distribution channels, or enter into arrangements with third parties, MPLA will experience delays in product sales and incur increased costs.

MPLA's product candidates are at an early stage of development. If MPLA is unable to develop and commercialize its product candidates successfully, MPLA and Molecular USA may never generate revenues or, if they are able to generate revenues, achieve profitability.

MPLA has not commercialized any products or recognized any revenue from product sales utilizing our Tripeptofen. All of the compounds produced using Tripeptofen are in early stages of development. MPLA must conduct significant additional research and development activities before it will be able to apply for regulatory approval to commercialize any products utilizing Tripeptofen. MPLA must successfully complete adequate and well-controlled studies designed to demonstrate the safety and efficacy of the product candidates and obtain regulatory approval before MPLA will be able to commercialize these product candidates. Because of the lack of external funding for these development programs, MPLA may not be able to fund all of these programs to completion or provide the support necessary to perform the clinical trials, seek regulatory approvals or market any approved products. Even if MPLA succeeds in developing and commercializing one or more of our product candidates utilizing Tripeptofen, MPLA may never generate sufficient or sustainable revenue to enable MPLA or Molecular USA to be profitable.

Competition in the biotechnology and pharmaceutical industries is intense, and even if MPLA's product candidates are approved and commercialized, competitive products may impede market acceptance of MPLA's products.

MPLA's business is characterized by extensive research and development efforts, rapid developments and intense competition. MPLA's competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages. MPLA's potential products may not compete successfully. If MPLA's competitors get to the marketplace before MPLA does with better or less expensive drugs, MPLA's product candidates, if approved for commercialization, may not be profitable to sell or worthwhile to continue to develop. Technology in the pharmaceutical industry has undergone rapid and significant change, and MPLA expects that it will continue to do so. Any compounds, products or processes that MPLA develops may become obsolete or uneconomical before MPLA recovers any expenses incurred in connection with their development. The success of MPLA's product candidates will depend upon factors such as product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Other important factors to MPLA's success includes speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products to the market.

MPLA's product candidates are intended to compete directly or indirectly with existing drugs. Even if approved and commercialized, MPLA's product candidatess may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that MPLA's potential products are less safe or effective or otherwise less attractive than these existing drugs. If our product candidates do not receive market acceptance for any reason, MPLA's revenue potential would be diminished, which would materially adversely affect the ability of MPLA and Molecular USA to become profitable.

MPLA's product candidates, if approved and commercialized, will face significant competition. The analgesic and anti-inflammatory pain pharmaceutical market is well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies such as: Abbott Labs; Purdue Pharma; Johnson & Johnson; Pfizer; Genzyme; Merck-Neurogen; Amgen; Schwarz Pharma-Amore Pacific; Iomed; Braun-Vyteris; Zars; and AstraZeneca to name but a few of our potential competitors. If MPLA obtains regulatory approval to market one or more of its product candidates, MPLA will compete with these established pharmaceutical companies and will need to show that its product candidates have safety or efficacy advantages in order to take market share and be successful.

These competitors may:

  successfully market products that compete with MPLA's products;
  successfully identify drug candidates or develop products earlier than MPLA does; or
  develop products that are more effective, have fewer side effects or cost less than MPLA's products.

Most of MPLA's competitors have substantially greater capital resources, research and development staffs, facilities and experience in conducting clinical trials and obtaining regulatory approvals, as well as in manufacturing and marketing pharmaceutical products. As a result, they may achieve product commercialization or patent protection earlier than MPLA and Molecular USA can.

Additionally, if a competitor receives FDA approval before MPLA does for a drug that is similar to one of MPLA's product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as MPLA's current product candidates can extend up to three and one-half years.

These competitive factors could require MPLA to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect MPLA's ability to commercialize products and achieve revenue and profits

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

MPLA is highly dependent on the principal members of its management and scientific team. In order to pursue MPLA's product development, marketing and commercialization plans, MPLA will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. MPLA may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. MPLA is not aware of any present intention of any of our key personnel to leave MPLA or to retire. MPLA, however, does not have any employment agreements with any of its executive officers and it has no other employees. MPLA also does not currently have key personnel insurance on any of its officers or directors. There can be no assurance MPLA will be able to attract or retain sufficiently qualified personnel on a timely basis, retain its key scientific and management personnel, or maintain its relationship with key scientific organizations. The loss of any of MPLA's key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of MPLA's research, development or business objectives and could materially adversely affect MPLA'sbusiness, financial condition and results of operations.

MPLA will rely on third parties to manufacture the compounds used in its trials, and MPLA intends to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture MPLA's product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of MPLA's product candidates could be delayed, prevented or impaired.

MPLA has no manufacturing facilities, and it has no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. Certain specialized manufacturers provide MPLA with modified and unmodified pharmaceutical compounds, including finished products, for use in its preclinical and clinical studies. MPLA does not have any short-term or long-term manufacturing agreements with any of these manufacturers. If MPLA fails to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as MPLA expects, MPLA's development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of MPLA's products. Any such delays could cause the prospects of MPLA and Molecular USA to suffer significantly.

MPLA intends to rely on third parties to manufacture some or all of its products that reach commercialization. MPLA believe that there are a variety of manufacturers that MPLA may be able to retain to produce these products. However, once MPLA retains a manufacturing source, if MPLA's manufacturers do not perform in a satisfactory manner, MPLA may not be able to develop or commercialize potential products as planned.

MPLA will need additional capital in the future. If additional capital is not available or is available at unattractive terms, MPLA may be forced to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts or curtail its operations.

In order to develop and bring MPLA's product candidates to market, MPLA must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. MPLA anticipate that it will need further capital to maintain its current operations and fund the research and development of its lead product candidates. MPLA's exact requirements for additional capital will depend on many factors, including:

  successful commercialization of MPLA's product candidates;
  continued progress of research and development of product candidates;
  the time and costs involved in obtaining regulatory approval for MPLA's product candidates;
  costs associated with protecting MPLA's intellectual property rights;
  development of marketing and sales capabilities;
  payments received under future collaborative agreements, if any; and
  market acceptance of MPLA's products.

Funds may not be available to Molecular USA to fund MPLA on favorable terms, if at all. To the extent Molecular USA raises additional capital through the sale of equity securities, the issuance of those securities could result in dilution to the shareholders of Molecular USA. In addition, if Molecular USA obtains debt financing, a substantial portion of Molecular USA and MPLA's operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for MPLA's business activities. If adequate funds are not available, MPLA may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts or curtail its operations. In addition, Molecular USA may be required to obtain funds through arrangements with collaborative partners or others that may require Molecular USA and MPLA to relinquish rights to technologies, product candidates or products that MPLA would otherwise seek to develop or commercialize itself or license rights to technologies, product candidates or products on terms that are less favorable to MPLA than might otherwise be available.

MPLA could be forced to pay substantial damage awards if product liability claims that may be brought against it are successful.

The use of any of MPLA's product candidates in clinical trials, and the sale of any approved products, may expose MPLA and Molecular USA to liability claims and financial losses resulting from the use or sale of MPLA's products. MPLA is looking into but has not obtained limited product liability insurance coverage for its clinical trials. However, even if such insurance is obtained it may not be adequate to cover any claims made against MPLA or Molecular USA. In addition, MPLA may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect MPLA and Molecular USA against losses.

MPLA is subject to some risks due to the nature of its foreign operations.

The majority of MPLA's operations in 2004 and 2005 was conducted in Australia and South East Asia. The risks of doing business in countries outside of the United States include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, tariffs, nationalization, interest rate fluctuations, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, any civil unrest or insurrection that could result in uninsured losses and other political, economic and regulatory conditions, risks or difficulties. Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles, could adversely impact MPLA's operations. MPLA believes its most significant foreign currency exposure will be the Australian dollar. Molecular USA once it has acquired MPLA will also be subject to U.S. federal income tax upon the distribution of certain offshore earnings. Although MPLA has not encountered any difficulties in its foreign operations to date, there can be no assurance that MPLA will never encounter difficulties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

During the quarter ended January 31, 2006, we completed a private placement of 1,500,000 units to one investor for an aggregate purchase price of $150,000. Each unit consists of one share of common stock Molecular USA and two warrants. Each warrant is exercisable for one additional share of common stock of Molecular USA for a two year period with an exercise price of $0.50 per share.

No underwriting discounts or commission were paid in connection with this offering.

The issuance of shares in the offering was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the units and underlying securities (together the "Units") were completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. Molecular USA did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Units. The investor represented to Molecular USA that they were not a U.S. person, as defined in Regulation S, and were not acquiring the Units for the account or benefit of a U.S. person. The subscription agreement executed between Molecular USA and the investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors each agreed by execution of the subscription agreement for the Units: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that Molecular USA is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Use of Proceeds from Unregistered Securities

Molecular USA is using the proceeds of the private placement for general working capital. Molecular USA did not use a broker in the private placement and did not pay any fees, commissions, discounts or costs in the offer or sale of the Units.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

See "Part II- Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" above.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005 (incorporated by reference to exhibit 3.3 to to our Form 10-KSB filed on January 31, 2006).
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K
Date of Report	Date of Event	Item Reported
Feb. 3, 2006	Feb. 3, 2006	Items 8.01 - Press Release
Dec. 16, 2005	Dec. 16, 2005	Items 8.01 and 9.01 - Press Release.
Dec. 7, 2005	Dec. 5, 2006	Items 8.01 and 9.01 - Press Release
Nov. 29, 2005	Nov. 25, 2006	Items 1.01, 3.02, and 9.01 - Share Purchase Agreement entered into by and between Molecular USA and Pharmanet for shares of MPLA; and Shares to be issued as part of Share Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 15, 2006
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Ian Downs
Ian Downs, President, Chief Executive Officer, Chief Financial Officer, Secretary and a Member of the Board of Directors

BY:	/s/ Jeff Edwards
Jeff Edwards, and a Member of the Board of Directors