Form 10QSB
period 2006-04-30
Molecular Pharmacology (USA) LTD
filed 2006-06-15
CIK 1191357

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: April 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-50156

Molecular Pharmacology (USA) Limited (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0900799 (IRS Employer Identification No.)

8721 Santa Monica Boulevard, Suite 1023, Los Angeles, California, U.S.A. 90069-4507 (Address of principal executive offices)

011-61-8-9443-3011 (Issuer's telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ X ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 131,553,740 common shares issued and outstanding as of June 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the six months ended April 30, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 April 2006	As at 31 October 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	67,907	85

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	45,717	7,075
Due to related parties (Note 4)	1,000	1,000

	46,717	8,075

Stockholders' equity
Capital stock (Note 5)
Authorized
200,000,000 of common shares, par value $0.001
100,000,000 of preferred shares, par value $0.001
Issued and outstanding
30 April 2006 - 43,553,740 common shares, par value $0.001
31 October 2005 - 42,053,740 common shares, par value $0.001	43,554	42,054
Additional paid-in capital	212,461	63,961
Cumulative translation adjustment	293	293
Deficit, accumulated during the development stage	(235,118)	(114,298)

	21,190	(7,990)

	67,907	85

Nature and Continuance of Operations (Note 1)

Commitments (Note 7)

Subsequent Event (Note 9)

On behalf of the Board:

/s/ Ian Downs Director	/s/ Jeffery Edwards Director
Ian Downs	Jeffery Edwards

 See accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 1 May 2002 to 30 April 2006	For the three month period ended 30 April 2006	For the three month period ended 30 April 2005	For the six month period ended 30 April 2006	For the six month period ended 30 April 2005
	$	$	$	$	$

Expenses
Administrative support (Note 4)	850	-	50	-	100
Licenses and fees (Note 7i)	1,000	-	-	-	-
Mineral exploration and filing fees	33,888	-	-	217	-
Mineral interest acquisition costs	9,116	-	-	-	-
Office and miscellaneous	22,050	83	1,583	215	2,793
Professional fees	145,324	52,100	1,399	105,869	2,324
Public relations	14,522	6,557	-	14,522	-
Rent (Note 4)	4,150	-	300	-	600
Stock-based compensation	4,500	-	-	-	-

Net loss before other item	235,400	58,740	3,332	120,823	5,817

Other item
Interest income	282	1	-	3	-

Net loss for the period	(235,118)	(58,739)	(3,332)	(120,820)	(5,817)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.003)	(0.001)

Weighted average number of common shares used in per share calculations		43,533,740	42,053,740	43,479,154	42,053,740

Comprehensive loss
Net loss for the period	(235,118)	(58,739)	(3,332)	(120,820)	(5,817)
Foreign currency translation adjustment	293	-	8	-	(137)

Total comprehensive loss for the period	(234,825)	(58,739)	(3,324)	(120,820)	(5,954)

Comprehensive loss per common share		(0.001)	(0.001)	(0.003)	(0.001)

 See accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 1 May 2002 to 30 April 2006	For the six month period ended 30 April 2006	For the six month period ended 30 April 2005
	$	$	$

Cash flows from operating activities
Net loss for the period	(235,118)	(120,820)	(5,817)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties - expenses (Note 4)	5,000	-	700
Stock-based compensation	4,500	-	-
Write-off mineral interest deposits	13,219	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	45,717	38,642	2,019

	(166,682)	(82,178)	(3,098)

Cash flows from investing activities
Payment of mineral interest deposit	(13,219)	-	-

Cash flows from financing activities
Common shares issued for cash	232,515	150,000	-
Increase in due to related parties	15,000	-	3,110

	247,515	150,000	3,110

Effect of exchange rate changes on cash	293	-	(137)

Increase (decrease) in cash and cash equivalents	67,907	67,822	(125)

Cash and cash equivalents, beginning of period	-	85	309

Cash and cash equivalents, end of period	67,907	67,907	184

Supplemental Disclosures with Respect to Cash Flows (Note 8)

 See accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)
	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' equity
		$	$	$	$	$

Balance at 1 May 2002 (inception)
Common shares issued for cash ($0.001 per share) - May 2002	2,000,000	2,000	(1,500)	-	-	500
Common shares issued for services ($0.001 per share) - May 2002	18,000,000	18,000	(13,500)	-	-	4,500
Common shares issued for cash ($0.001 per share) - May 2002	20,000,000	20,000	(15,000)	-	-	5,000
Common shares issued for cash ($0.0375 per share) - July and August 2002	2,053,740	2,054	74,961	-	-	77,015
Contributions by related parties expenses (Note 4)	-	-	750	-	-	750
Net loss for the period	-	-	-	(21,152)	-	(21,152)
Cumulative translation adjustment	-	-	-	-	40	40

Balance at 31 October 2002	42,053,740	42,054	45,711	(21,152)	40	66,653
Contributions by related parties - expenses (Note 4)	-	-	1,400	-	-	1,400
Net loss for the year	-	-	-	(48,392)	-	(48,392)
Cumulative translation adjustment	-	-	-	-	241	241

Balance at 31 October 2003	42,053,740	42,054	47,111	(69,544)	281	19,902

See accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' equity
		$	$	$	$	$
Balance at 31 October 2003	42,053,740	42,054	47,111	(69,544)	281	19,902
Contributions by related parties - expenses (Note 4)	-	-	1,500	-	-	1,500
Net loss for the year	-	-	-	(29,217)	-	(29,217)
Cumulative translation adjustment	-	-	-	-	149	149

Balance at 31 October 2004	42,053,740	42,054	48,611	(98,761)	430	(7,666)
Contributions by related parties - expenses (Note 4)	-	-	1,350	-	-	1,350
Forgiveness of related parties liabilities	-	-	14,000	-	-	14,000
Net loss for the year	-	-	-	(15,537)	-	(15,537)
Cumulative translation adjustment	-	-	-	-	(137)	(137)

Balance at 31 October 2005	42,053,740	42,054	63,961	(114,298)	293	(7,990)
Common shares issued for cash ($0.10 per share) - 10 November 2005 (Note 5)	1,500,000	1,500	148,500	-	-	150,000
Net loss for the period	-	-	-	(120,820)	-	(120,820)

Balance at 30 April 2006	43,553,740	43,554	212,461	(235,118)	293	21,190

 See accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

  Nature and Continuance of Operations

  Molecular Pharmacology (USA) Limited (the "Company") was incorporated in the state of Nevada on 1 May 2002 under the name Blue Hawk Ventures, Inc. The Company changed its name to Molecular Pharmacology (USA) Limited on 29 August 2005. At the same time the Company completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common share with a par value of $0.001 per share; and 100,000,000 shares of preferred share with a par value of $0.001 per share.

  The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprise". The Company is devoting all of its present efforts to securing and establishing a new business and its current planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

  Up until the fall of 2005, the Company was in the business of mineral exploration and development of a mineral property. The Company allowed the option on its mineral claim to lapse in the fall of 2005.

  On 13 October 2005, the Company entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 7).

  Since signing the distribution and supply agreement with MPLA, the Company has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital. The Company has generated no revenue from product sales. The Company does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all. The Licensed Products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially.

  The Company entered into a share purchase agreement dated 25 November 2005 with PharmaNet to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). The Company, in exchange for 100% of the issued and outstanding shares of MPLA, will issue PharmaNet an aggregate total of 88,000,000 shares of its common shares of the Company on the closing of the transaction. The Purchase Agreement is subject to shareholder approval by both the Company and MPLA (Notes 7 and 9).

  The Company's financial statements as at 30 April 2006 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a loss of $120,820 for the six month period ended 30 April 2006 (30 April 2005 - $5,817) and has working capital of $21,190 at 30 April 2006 (31 October 2005 - working capital deficit of $7,990).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 October 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Significant Accounting Policies

  The following is a summary of significant accounting policies used in the preparation of these financial statements.

  Basis of presentation

  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 April 2006 are not necessarily indicative of the results that may be expected for the year ended 31 October 2006. For further information, refer to the audited financial statements of the Company for the year ended 31 October 2005.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

Common stock split

The Company effected a one to four forward stock split to the Company's shareholders of record on 29 August 2005. All shares and per share information have been retroactively adjusted to reflect the stock split.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 April 2006, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

Stock-based compensation

Effective 1 February 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before 1 February 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 February 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS Statement No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Parties and Related Parties Transactions

  As at 30 April 2006, the amount due to related parties consists of $1,000 payable to a director of the Company (31 October 2005 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  During the six month period ended 30 April 2006, officers-directors, and their controlled entities have made contributions to capital for administrative support and rent in the amounts of $Nil (30 April 2005 - $100, cumulative - $850) and $Nil (30 April 2005 - $600, cumulative - $4,150) respectively (Note 8).

  Capital Stock

  Authorized

  The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share and 100,000,000 preferred shares with a par value $0.001 per preferred share.

  On 29 August 2005, the Company altered its authorized capital by both increasing authorized common shares with a par value of $0.001 from 25,000,000 to 200,000,000 common shares and increasing authorized preferred shares with a par value of $0.001 from Nil to 100,000,000 preferred shares.

  Issued and outstanding

  The total issued and outstanding capital stock is 43,553,740 common shares with a par value of $0.001 per common share.

  The Company completed a one to four forward split of its issued and outstanding common shares on 29 August 2005, resulting in an increase of 31,540,305 issued and outstanding common shares on this date. The earning per share information and all share amounts have been adjusted to reflect these stock split.

  On 10 November 2005, the Company completed a private placement of 1,500,000 units were for proceeds of $150,000. Each unit consists of one common share and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional common share of the Company for $0.50 per share anytime on or before two years from the date of the acquisition of the units.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

Warrants

The following share purchase warrants were outstanding at 30 April 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	1.42

		3,000,000

All of the above purchase warrants were issued during the six month period ended 30 April 2006.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

  Income Taxes

  The Company has losses carried forward for income tax purposes to 30 April 2006. There are no current or deferred tax expenses for the period ended 30 April 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 April 2006	For the six month period ended 30 April 2005
	$	$

Deferred tax asset attributable to:
Current operations	41,079	767
Contribution to capital by related parties - expenses	-	(92)
Effect of tax rate change	21,203	-
Less: Change in valuation allowance	(62,282)	(675)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 30 April 2006 and 31 October 2005 are as follows:

	As at 30 April 2006	As at 31 October 2005 (Audited)
	$	$

Net income tax operating loss carryforward	225,618	109,298

Statutory federal income tax rate	34%	15%
Contributed rent and services	0%	-1.81%
Effective income tax rate	0%	0%

Deferred tax asset	76,710	14,428
Less: Valuation allowance	(76,710)	(14,428)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

As at 30 April 2006, the Company has an unused net operating loss carryforward balance of approximately $225,618, which is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2026.
  Commitments
  On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA, (the "Distribution Agreement") (Note 1).

The basic terms of the Distribution Agreement are as follows:

  MPLA has granted exclusive distribution rights to the Company to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the Distribution Agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions);
  the Company paid MPLA $1,000 upon the date of execution of the Distribution Agreement and is required to pay $100,000 six months from the date of execution of the Distribution Agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Distribution Agreement (the "Commencement Date"), whichever occurs first;
  the Company is also required to pay MPLA a royalty of 5% as set out in the Distribution Agreement;
  MPLA will supply all Licensed Products to the Company under the Distribution Agreement;
  MPLA is responsible for obtaining all necessary regulatory approvals for the licensed product in the United States; and
  the Distribution Agreement is for a one year term from the "Commencement Date" and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.
  On 25 November 2005, the Company entered into a share purchase agreement with PharmaNet to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). The Company in exchange for 100% of the issued and outstanding shares of MPLA, will issue PharmaNet an aggregate total of 88,000,000 shares of its common shares on closing of the transaction. The Purchase Agreement is subject to shareholder approval by both the Company and MPLA (Notes 1 and 9).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2006

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 1 May 2002 to 30 April 2006	For the six month period ended 30 April 2006	For the six month period ended 30 April 2005
		$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

  During the six month period ended 30 April 2005, officers-directors, and their controlled entities made contributions to capital for administrative support and rent in the amounts of $100 and $600 respectively (Note 4).

  Subsequent Event

Subsequent to 30 April 2006, the Company acquired 100% of the issued and outstanding share capital of MPLA by issuing 88,000,000 common shares to PharmaNet (Notes 1 and 7). As a result of this transaction, PharmaNet, the former parent company of MPLA, now controls approximately 66.89% of the Company's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of 8 May 2006.

Item 2 - Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE 2ND QUARTER PERIOD ENDED APRIL 30, 2006 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

Molecular USA's option on the Little Bear Lake Claims was exercisable by completing further cash payments and share issuances to the optionor and by completing minimum required exploration expenditures on the Little Bear Lake Claims. Molecular USA tried to raise additional capital to meet these requirements but was unsuccessful. Molecular USA allowed the option on this claim to lapse in the fall of 2005. The Board of Directors looked at other opportunities for Molecular USA when it realized it may be unsuccessful in its capital raising activities. The Board of Director received several other alternative proposals which they believed would be able to obtain financing and be suitably attractive to the stockholders of Molecular USA.

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of Pharmanet Group Limited ("Pharmanet"), an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, Molecular USA has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions). Molecular USA paid MPLA one thousand dollars ($1,000) on the date of execution of the agreement and is required to pay one hundred thousand dollars ($100,000) six (6) months from the date of execution of the agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Agreement (the "Commencement Date"), whichever occurs first. The agreement also requires Molecular USA to pay MPLA a royalty of 5%. MPLA is to supply all Licensed Products to Molecular USA and is responsible for obtaining all necessary regulatory approvals for the Licensed Product in the United States. The agreement is for a one year term from the Commencement Date and may be automatically extended by successive one-year periods, unless at least three (3) months prior to the renewal date, as defined in the agreement, either party advises the other party that it elects not to permit the extension of the term.

Molecular USA entered into a share purchase agreement dated November 25, 2005, to acquire all of the shares of MPLA from Pharmanet (the "Purchase Agreement"). The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. Molecular USA, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common stock of Molecular USA on closing of the transaction. Pharmanet now hold approximately 66.89% of Molecular USA's issued and outstanding common shares. The business of MPLA is now the business of Molecular USA.

Current Business of Molecular USA

Molecular USA is an emerging pharmaceutical distribution and supply company. Molecular USA entered into a distribution and supply agreement with MPLA in October 2005 providing it with the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions). The Licensed Products all address pain and inflammation.

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

On May 8, 2006, Molecular USA acquired 100% of the issued and outstanding share capital of MPLA. MPLA is in the business of developing and commercialising a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application.

The majority of over-the-counter anti-pain and anti-inflammatory products sold for the treatment of acute localised pain are based on non-steroidal anti-inflammatory drugs or NSAIDs. The majority of such products are slow acting and provide only mild pain relief.

The NSAID group has come under additional pressure and increasing medical alarm, as many drugs in this class have been found to set-back the recovery of certain conditions and treatments for which they were marketed. Moreover, NSAIDs are associated with severe gastro-intestinal side-effects. This has left a niche in an industry under-served by new products and ingredients.

MPLA's business strategy is to exploit the fast and locally acting, low side effects, and recovery-enhancing properties of its new drug group and to market this as a new ingredient, enabling pharmaceutical companies to develop and market effective and safer products suited to a broad range of common everyday pain.

Licensed Products

Molecular USA has exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", with metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient, in the United States (excluding its territories and possessions) from MPLA.

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the tradename Tripeptafen or any other trade names or trade marks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular and MPLA for the topical application for human use only, and specifically excludes:

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

MPLA has an exclusive license from Cambridge Scientific Pty ltd of Australia. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA.

Patents & Trademarks

Molecular USA and MPLA and Pharmanet, regard their intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of the combined company. To protect their intellectual property rights, Molecular USA intends to rely on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which the combined company intends to offer its products. The steps taken by Molecular USA and MPLA to protect their intellectual property rights may not be adequate. Third parties may infringe or misappropriate the combined company's intellectual property rights or the combined company may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the combined company. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding these processes. Future patents may limit the combined company's ability to use processes covered by such patents or expose the combined company to claims of patent infringement or otherwise require the combined company to seek to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the combined company's business.

To protect their intellectual property rights, MPLA intends to rely on a combination of license and patent applications held by Cambridge Scientific Pty Ltd, namely "Analgesic and Anti-Inflammatory Composition" comprising USA patent application in completion plus PCT Provisional Specification having the same name designated as Serial No. 11/059580. These patent applications embody all the current Analgesic and Anti-inflammatory assets. MPLA will also rely on the exclusive nature of its license, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements as it may execute from time to time.

Management of Molecular USA and MPLA believes that MPLA's products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties and that MPLA has licensed proprietary rights from third parties.

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

Manufacturing & Supply

Molecular USA an MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various third parties for the formulation and manufacture of the Licensed Products and formulation required for clinical trial purposed. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the FDA. Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

Molecular USA has not entered into any supply agreements.

Competition

Molecular USA and MPLA compete in the segment of the pharmaceutical market that treats pain and inflammation, which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to treat pain and inflammation. Many of our competitors have significantly greater financial, manufacturing, marketing and product development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in neurological research, some in direct competition with us. These companies, as well as academic institutions, governmental agencies and other public and private organizations conducting research, also compete with Molecular USA and MPLA in recruiting and retaining highly qualified scientific personnel and consultants and may establish collaborative arrangements with competitors of Molecular USA.

Molecular USA's competition will be determined in part by the potential indications for which the MPLA's products are developed and ultimately approved by regulatory authorities.

Molecular USA knows of other companies and institutions dedicated to the development of anti-pain and anti-inflammatory pharmaceuticals similar to those being developed by MPLA and licensed to Molecular USA, including Purdue Pharma, Pfizer, and Abbott Laboratories among others. Many of Molecular USA's competitors, existing or potential, have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced with regard to preclinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of Molecular USA's products.

Immediate Business Plans

Over the next 12 to 24 months, Molecular USA, through its subsidiary MPLA, plans to tackle the various levels of the international regulatory approval processes. Applications and product opportunities for Tripeptofen are believed to be broad and cover a range of commercial fields, each with distinct pre-market requirements. The international drug development team, global resources and local know-how will allow MPLA to seek the most time and cost effective regulatory pathways for each product and market sector.

The scientific focus of MPLA will initially be the completion of the current isolation and identifications programs, being run by MPLA's South East Asian and Australian teams. This work will provide MPLA with the broadest product horizon, from which it can then select the most commercially marketable products.

Dr Chin Joo Goh will manage the South East Asian activities while Dr Maud Eijkenboom will manage the Australian activities.

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritise the path to market. Jeff Edwards will work to set-out the strategies designed to maximise the multi-jurisdictional capabilities of MPLA's development teams.

Results of Operation

For the Quarter ended April 30, 2006 April 30, 2005

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended April 30, 2006 or since inception.

COMMON STOCK - Molecular issued 88,000,000 shares to Pharmanet during the quarter ended April 30, 2006. The share issuance was made pursuant to Regulation S. As of the date of June 9, 2006 Molecular USA has 131,553,740 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the six months ended April 30, 2006 was $120,823 (April 30 2005 - $5,817).

We expect increases in expenses through the fiscal year ending October 31, 2006, as we move to implement our new business plan. We expect the increase to be primarily in marketing related expenses, such as advertising and consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

NET CASH USED IN OPERATING ACTIVITIES - For the six months ended April 30, 2006, $82,178 in net cash was used as compared to $3,098 having been used in the six month period ended April 30, 2005. The increase in the current quarter is largely due to the increase in business activity of Molecular USA and the legal, accounting and other costs associated with the acquisition of MPLA from Pharmanet.

Molecular USA intends to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the six month period ended April 30th, 2006, Molecular USA satisfied its working capital needs by using cash generated from its financing activities in the fall of 2005. As of April 30th, 2006, the Company had cash on hand in the amount of $67,907. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder Pharmanet, if the proposed Purchase Agreement to acquire MPLA is completed and, if available on satisfactory terms, debt financing.

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

Off-Balance Sheet Arrangement

As of April 30, 2006, Molecular USA did not have any off-balance sheet arrangements.

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

Molecular USA on acquisition of MPLA has adopted MPLA's research and development program to:

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

MPLA is in the business of developing and commercializing a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application. A complete description of the Purchase Agreement and the business of MPLA is set out in the Preliminary Form 14A information circular filed on March 22, 2006

On April 19, 2006, Molecular USA, announced the filing of a new patent, Tissue Disruption Treatment and Composition for Use (US Patent number 11218382). The patent describes a proprietary process for the manufacture of topical biological secondary injury mediators (B-SIMs) that should have local, rather than systemic, effects and may be significantly less expensive to manufacture than conventional B-SIMs. MPLA is developing its B-SIMs to stop the tissue disruption that occurs after injury by suppressing the body's reactions, such as inflammation and damage/death of otherwise uninjured cells that are triggered in response to primary injury.

The first conditions targeted by MPLA will be the musculoskeletal injuries. The use of a B-SIM in these markets represents a new approach to one of the world's largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures. MPLA's proprietary, industrially scalable peptide-ligand bond exchange (PLBE) B-SIM manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific Pty Ltd; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound. The patent was published in April 2006.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures the quarter ended April 30, 2006 amounted to $0.00. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Subsequent Events

See Part II Item 5 of this Form 10-QSB.

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

Item 3 - Quantitive and Qualitative Disclosure About Market Risk

Ware exposed to market risks through our wholly owned operating subsidiary MPLA related to changes in foreign currency exchange rates, each of which could adversely affect the value of our future assets and liabilities.

A portion of operating expenses is denominated in Australian dollars, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We will purchase goods and services in both Australian and U.S. dollars and eventually expect we will earn revenues in both Australian and U.S. dollars. Currently we do not have a policy to manage foreign exchange risk.

We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt.

We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

Item 4 - Controls and Procedures

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

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

There are numerous and widespread risks associated with investing in any form of business and with investing in the share market generally. There are also a range of specific risks associated with Molecular USA's business and its involvement in the biotechnology and life sciences industry sectors.

The business risk factors of MPLA became the risk factors of Molecular USA upon closing of the Purchase Agreement to acquire MPLA from Pharmanet in May 2006. The following identifies the major risks we believe are associated with the business of MPLA and Molecular USA going forward.

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

MPLA is focused on product development, and has not generated any revenues to date. Since MPLA's formation in July of 2004, MPLA has incurred losses in each year of its operations, and MPLA expects to continue to incur operating losses for the foreseeable future. These operating losses have adversely affected and are likely to continue to adversely affect Molecular USA and MPLA's working capital, total assets and shareholders' equity.

The process of developing MPLA's products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of MPLA's product candidates will require that Molecular USA and MPLA obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. Molecular USA expects to incur substantial losses for the foreseeable future as a result of anticipated increases in its research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities of MPLA.

Molecular USA and MPLA's ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

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

Pharmanet, as our majority stockholder will be able to significantly influence our future decisions.

Pharmanet has the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Molecular USA's stockholders. Pharmanet owns approximately 66.89% of the issued and outstanding shares of Molecular USA. This concentration of ownership of Molecular USA's common stock may make it impossible for other stockholders of Molecular USA to successfully approve or defeat matters which may be submitted for stockholder action. It may also have the effect of delaying, deterring or preventing a change in control of Molecular USA without the consent of the underlying Pharmanet stockholders. In addition, sales of common stock by Pharmanet to a third party may result in a change of control of Molecular USA.

If MPLA and Molecular USA fail to protect MPLA's intellectual property rights, MPLA's ability to pursue the development of its technologies and products would be negatively affected.

Molecular's success will depend in part on MPLA and Molecular USA's ability to obtain patents and maintain adequate protection of MPLA's technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market drugs in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

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

Patent applications may be opposed by the Commissioner of Patents or by third parties. The patent applications may not proceed to grant. The granting of a patent does not guarantee that the patents will not subsequently be found to be invalid by a Court, nor does the grant of a patent mean that the rights of others are not infringed or that competitors will not develop competing intellectual property that circumvents such patents. Molecular USA's success depends, in part, on it and MPLA's ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of third parties.

Because the patent positions of biotechnology companies can be highly uncertain and frequently involve complex legal and scientific evaluation, neither the breadth of claims allowed in biotechnology and life science patents nor their enforceability can be predicted. There can be no assurance that any patents that Molecualar USA or MPLA may own or control or license now and in the future will afford Molecular USA or MPLA commercially significant protection of its intellectual property or its projects or have commercial application.

While Molecular USA is not aware of any third party interests in its or MPLA's intellectual property rights and has taken steps to protect and confirm its interest in these rights, there is always a risk of third parties claiming involvement in technological and medical discoveries and if any such disputes arise, they could adversely affect Molecular USA and or MPLA.

MPLA holds some of its right to intellectual property pursuant to a license granted by Cambridge Scientific Pty Ltd. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA. Licenses of intellectual property which are restricted to a field of use carry the risk that there may be a dispute as to whether particular activities fall within the authorized "field of use". There may be also differences of opinion with third parties who have been licensed to use intellectual property by Cambridge Scientific outside the "field of use" as to whether their use of intellectual property falls within the "field of use" and may not be authorized. The potential for conflict between such parties may adversely affect Molecular USA and MPLA's ability to commercialize the licensed intellectual property.

If preclinical testing or clinical trials for MPLA's product candidates are unsuccessful or delayed, Molecular USA and MPLA will be unable to meet its anticipated development and commercialization timelines.

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

Molecular USA believes that some of MPLA's product candidates may be eligible for Fast Track status under FDA procedures. These procedures may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may help shorten the review time of any such filing. If the FDA grants this status to any of MPLA's product candidates, MPLA may then negotiate with the FDA with respect to any further development program and corresponding regulatory strategy. Molecular USA has not yet applied for Fast Track status for any of MPLA's product candidates. There can be no assurance that any of MPLA's product candidates will obtain Fast Track status or, even if any of MPLA's product candidates obtain Fast Track status, that development of the product candidate will be accelerated.

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

If Molecular USA or MPLA fails to obtain regulatory approvals in other countries for its product candidates under development, MPLA and Molecular USA will not be able to generate revenue in such countries.

In order to market MPLA's products outside of the United States, Molecular USA or MPLA must establish and comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval in the United States. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States, including the risk that MPLA's product candidates may not be approved for all indications that MPLA requests, which could limit the uses of its products and adversely impact MPLA and Molecular USA's potential royalties and product sales, and such approval may be subject to limitations on the indicated uses for which the products may be marketed or require costly, post-marketing follow-up studies.

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

Molecular USA and MPLA's business is characterized by extensive research and development efforts, rapid developments and intense competition. MPLA's competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages.

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

These competitive factors could require MPLA to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect MPLA's ability to commercialize products and achieve revenue and profits.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

Molecular USA and MPLA is highly dependent on the principal members of its management and scientific team. In order to pursue MPLA's product development, marketing and commercialization plans, Molecular USA or MPLA will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. Molecular USA and MPLA may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Molecular USA is not aware of any present intention of any of MPLA key personnel to leave MPLA or to retire. Molecular USA and MPLA, however, do not have any employment agreements with any of MPLA's executive officers and it has no other employees. Molecular USA and MPLA also does not currently have key personnel insurance on any of its officers or directors. There can be no assurance Molecular USA or MPLA will be able to attract or retain sufficiently qualified personnel on a timely basis, retain its key scientific and management personnel, or maintain its relationship with key scientific organizations. The loss of any of MPLA's key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of MPLA's research, development or business objectives and could materially adversely affect Molecular USA and MPLA's business, financial condition and results of operations.

Molecular USA will rely on third parties to manufacture the compounds used in MPLA's trials, and Molecular USA intends to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture MPLA's product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of MPLA's product candidates could be delayed, prevented or impaired.

Molecular USA and MPLA have no manufacturing facilities, and have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. Certain specialized manufacturers provide MPLA with modified and unmodified pharmaceutical compounds, including finished products, for use in its preclinical and clinical studies. MPLA does not have any short-term or long-term manufacturing agreements with any of these manufacturers. If Molecular USA or MPLA fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as MPLA expects, MPLA's development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of MPLA's products. Any such delays could cause the prospects of MPLA and Molecular USA to suffer significantly.

Molecular USA and MPLA intend to rely on third parties to manufacture some or all of its products that reach commercialization. Molecular USA believes that there are a variety of manufacturers that Molecular USA or MPLA may be able to retain to produce these products. However, once Molecular USA or MPLA retains a manufacturing source, if these manufacturers do not perform in a satisfactory manner, MPLA may not be able to develop or commercialize potential products as planned.

Molecular USA and MPLA will need additional capital in the future. If additional capital is not available or is available at unattractive terms, Molecular USA may be forced to delay, reduce the scope of or eliminate MPLA's research and development programs, reduce MPLA's commercialization efforts or curtail Molecular USA and MPLA's operations.

In order to develop and bring MPLA's product candidates to market, Molecular USA must commit to MPLA substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. Molecular USA anticipates that it will need further capital to maintain MPLA and its current operations and fund the research and development of MPLA's lead product candidates. Molecular USA and MPLA's exact requirements for additional capital will depend on many factors, including:

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

Funds may not be available to Molecular USA to fund MPLA on favorable terms, if at all. To the extent Molecular USA raises additional capital through the sale of equity securities, the issuance of those securities could result in dilution to the shareholders of Molecular USA. In addition, if Molecular USA obtains debt financing, a substantial portion of Molecular USA and MPLA's operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for MPLA's business activities. If adequate funds are not available, Molecular USA may be required to delay, reduce the scope of or eliminate MPLA's research and development programs, reduce MPLA's commercialization efforts or curtail its and MPLA's operations. In addition, Molecular USA may be required to obtain funds through arrangements with collaborative partners or others that may require Molecular USA and MPLA to relinquish rights to technologies, product candidates or products that Molecular USA and MPLA would otherwise seek to develop or commercialize themselves or license rights to technologies, product candidates or products on terms that are less favorable to Molecular USA or MPLA than might otherwise be available.

Molecular USA through MPLA could be forced to pay substantial damage awards if product liability claims that may be brought against it are successful.

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

Molecular USA is subject to some risks due to the nature of its foreign operations.

The majority of MPLA's operations in 2004 and 2005 was conducted in Australia and South East Asia. The risks of doing business in countries outside of the United States include potential adverse changes in U.S. diplomatic relations with foreign countries, changes in the relative purchasing power of the U.S. dollar, hostility from local populations, adverse effects of exchange controls, tariffs, nationalization, interest rate fluctuations, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the instability of foreign governments, any civil unrest or insurrection that could result in uninsured losses and other political, economic and regulatory conditions, risks or difficulties. Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles, could adversely impact MPLA's operations. Molecular USA believes its most significant foreign currency exposure will be the Australian dollar. Molecular USA is also subject to U.S. federal income tax upon the distribution of certain offshore earnings. Although MPLA has not encountered any difficulties in its foreign operations to date, there can be no assurance that Molecular USA or MPLA will never encounter difficulties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

On May 8, 2006, Molecular USA issued 88,000,000 shares of its common stock to Pharmanet as consideration for Pharmanet selling all of the issued and outstanding shares of MPLA to Molecular USA.

The issuance of shares to Pharmanet was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. Molecular USA did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Pharmanet represented to us that that it was not a U.S. person, as defined in Regulation S, and that is did not acquire the shares for the account or benefit of a U.S. person. The Purchase Agreement executed between us and Pharmanet included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. Pharmanet agreed by execution of the Purchase Agreement (i) to resell the securities acquired only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

At Molecular's special meeting of stockholders held on April 21, 2006, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

A 100% of the shares represented at the meeting were voted in favor of the matters presented at the meeting.

Item 5 - Other Information

Close of Acquisition of MPLA

Molecular USA entered into a share purchase agreement dated November 25, 2005 with PharmaNet to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). Molecular USA acquired 100% of the issued and outstanding share capital of MPLA on May 8, 2006.

Molecular USA, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common stock of Molecular USA on closing of the transaction. Pharmanet now hold approximately 66.89% of Molecular USA's issued and outstanding common shares

The Purchase Agreement was subject to stockholder approval among other things. Molecular USA obtained stockholder approval to complete the transaction at the stockholder's meeting held April 21, 2006

Change of Auditor

Effective June 2, 2006, Registrant dismissed its independent auditors, Cordovano and Honeck LLP, of Denver, Colorado, which action was approved by Molecular USA's Board of Directors on May 29, 2006.

Except as described in the following sentence, the reports of Cordovano and Honeck LLP on the financial statements of Molecular USA for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of Cordovano and Honeck LLP on the financial statements of Molecular USA for the fiscal years ended October 31, 2005 and October 31, 2004 do, however, contain an expression of substantial doubt as regarding Molecular USA's ability to continue as a going concern.

In addition, during Molecular USA's two most recent fiscal years and through to the date of dismissal June 2, 2006, there was no disagreement with Cordovano and Honeck LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Molecular USA has requested that Cordovano and Honeck LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in its Form 8-K filing dated June 7, 2005. A copy of Cordovano and Honeck LLP's letter to the Securities and Exchange Commission was included with that filing.

On June 2, 2006, James Stafford, Chartered Accountant ("Stafford") was engaged as Molecular USA's independent auditors, commencing with the quarter ended April 30, 2006.

During the two most recent fiscal years and the interim period preceding the engagement of Stafford, Molecular USA had not consulted with Stafford regarding either:

  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Molecular USA's financial statements, and either a written report or oral advice was provided to Molecular USA by Stafford that Stafford concluded was an important factor considered by Molecular USA in reaching a decision as to the accounting, auditing, or financial reporting issue; or
  any matter that was either the subject of a disagreement or event identified in response to paragraph (a) (1) (iv) of Item 304, as those terms are used in Item 304 (a) (1) (iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

Appointment of New Director

The Board of Directors of Molecular USA on June 7, 2006, appointed Mr. Simon M.O. Watson as a director effective immediately.

Mr. Watson is sixty-two (62) years of age. Mr. Watson has been in private practice as a barrister and solicitor in Australia since 1971, specializing in the field of commercial law. He is a director of Pharmanet Group Limited which is listed on the Australian Stock Exchange ("PNO") (2005), a position he has held since 15 January 1987. Mr. Watson has an LLB, B.Ec. from the University of Western Australia.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K
Date of Report	Date of Event	Item Reported
June 9, 2006	June 7, 2006	Item 5.01 and 9.01 - Appointment of Simon M.O. Watson as director and Press Release.
June 7, 2006	June 2, 2006	Item 4.01 and 9.01 - Change of Auditor.
May 9, 2006	May 8, 2006	Items 2.01, 3.02, 5.01, 8.01 and 9.01 - Completion of Acquisition or Disposition of Assets; Unregistered Sales of Equity Securities; Changes In Control of Registrant and Press Release.
May 3, 2006	May 3, 2006	Item 8.01 and 9.01 - Press Release.
April 24, 2006	April 21, 2006	Item 8.01 and 9.01 - Press Release.
April 19, 2006	April 19, 2006	Item 8.01 and 9.01 - Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 15, 2006
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Ian Downs
Ian Downs, President, Chief Executive Officer, Secretary, and a Member of the Board of Directors

BY:	/s/ Jeff Edwards
Jeff Edwards, Acting Chief Financial Officer, and a Member of the Board of Directors