Form 10QSB
period 2006-07-31
Molecular Pharmacology (USA) LTD
filed 2006-09-14
CIK 1191357

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response:........192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: July 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 111,553,740 common shares issued and outstanding as of September 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the nine months ended July 31, 2006, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 July 2006	As at 31 October 2005 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	23,104	13,449
Amounts receivable	11,389	4,524

	34,493	17,973

Property, plant and equipment (Note 3)	5,823	2,975
Intangible assets	-	1,278

	40,316	22,226
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	71,877	2,089
Due to related parties (Note 5)	605,885	308,492

	677,762	310,581
Stockholders' deficiency
Capital stock (Note 6)
Authorized
200,000,000 of common shares, par value $0.001
100,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 July 2006 - 111,553,740 common shares, par value $0.001
31 October 2005 - 88,000,000 common shares, par value $0.001	111,554	88,000
Additional paid-in capital	106,707	146,497
Cumulative translation adjustment	(23,341)	(6,697)
Deficit, accumulated during the development stage	(832,366)	(516,155)

	(637,446)	(288,355)

	40,316	22,226

Nature and Continuance of Operations (Note 1) Commitments (Note 8)

On behalf of the Board:

/s/ Jeff Edwards    Director
Jeff Edwards

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 July 2006	For the three month period ended 31 July 2006	For the three month period ended 31 July 2005	For the nine month period ended 31 July 2006	For the nine month period ended 31 July 2005
	$	$	$	$	$

Expenses
Advertising and promotion	23,488	-	-	3,630	-
Analysis	33,947	-	692	-	34,054
Consulting (Note 5)	613,402	48,980	35,161	231,581	206,460
Depreciation	1,161	414	-	1,099	-
Office and miscellaneous	50,141	9,996	2,777	18,664	13,187
Professional fees	19,703	15,283	-	19,703	-
Public relations	2,226	2,226	-	2,226	-
Rent	10,287	2,027	605	3,880	2,690
Salaries and benefits	28,406	-	1,926	2,602	13,481
Transfer agent and filing fees	3,093	3,093	-	3,093	-
Travel	47,255	19,980	5,127	30,476	25,749

Net loss before other item	833,109	101,999	46,288	316,954	295,621

Other item
Interest income	743	-	-	743	-

Net loss for the period	(832,366)	(101,999)	(46,288)	(316,211)	(295,621)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.003)	(0.004)

Weighted average number of common shares used in per share calculations		126,119,399	88,000,000	100,874,835	68,014,660

Comprehensive loss
Net loss for the period	(832,366)	(101,999)	(46,288)	(316,211)	(295,621)
Foreign currency translation adjustment	(23,341)	-	-	(16,644)	-

Total comprehensive loss for the period	(855,707)	(101,999)	(46,288)	(332,855)	(295,621)

Comprehensive loss per common share		(0.001)	(0.001)	(0.003)	(0.004)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 July 2006	For the nine month period ended 31 July 2006	For the nine month period ended 31 July 2005
	$	$	$

Cash flows from operating activities
Net loss for the period	(832,366)	(316,211)	(295,621)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	1,161	1,099	-
Write-down of intangible assets	-	1,278	-
Changes in operating assets and liabilities
(Increase) in amounts receivable	(9,163)	(4,639)	(8,425)
Increase in accounts payable and accrued liabilities	17,252	15,163	40,874

	(823,116)	(303,310)	(263,172)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,984)	(3,947)	(217)
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	37,163	-

	30,179	33,216	(217)

Cash flows from financing activities
Common shares issued for cash	234,497	-	234,497
Increase in due to related parties	604,885	296,393	39,252

	839,382	296,393	273,749

Effect of exchange rate changes on cash	(23,341)	(16,644)	(3,680)

Increase in cash and cash equivalents	23,104	9,655	6,680

Cash and cash equivalents, beginning of period	-	13,449	-

Cash and cash equivalents, end of period	23,104	23,104	6,680

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the period	-	-	-	(316,211)	-	(316,211)
Cumulative translation adjustment	-	-	-	-	(16,644)	(16,644)

Balance at 31 July 2006	111,553,740	111,554	106,707	(832,366)	(23,341)	(637,446)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

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

  On 13 October 2005, the Company entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 8).

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

  The Company completed a share purchase agreement on 8 May 2006 with PharmaNet. Under the terms of the agreement the Company acquired 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). The Company, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common shares of the Company on the closing of the transaction. The issuance of 88,000,000 common shares of the Company constituted an acquisition of control of the Company by PharmaNet. The transaction has been accounted for as a recapitalization of the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

MPLA was incorporated on 14 July 2004 under the laws of Australia. The accompanying financial statements are the historical financial statements of MPLA.

The Company's financial statements as at 31 July 2006 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a loss of $316,211 for the nine month period ended 31 July 2006 (31 July 2005 - $295,621) and has a working capital deficiency of $643,269 at 31 July 2006 (31 October 2005 - working capital deficiency of $292,608).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 October 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 July 2006, the Company was had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.        Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 31 July 2006 are not necessarily indicative of the results that may be expected for the year ended 31 October 2006. For further information, refer to the audited financial statements of the Company for the year ended 31 October 2005.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

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

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciation is provided over their estimated economic lives at the following rates:

Office equipment            15% declining balance

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 July 2006, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

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

 3.        Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 31 July 2006	As at 31 October 2005 (Audited)
	$	$	$	$

Office equipment	6,984	1,161	5,823	2,975

 4.        Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.        Due to Related Parties and Related Party Transactions

As at 31 July 2006, the amount due to related parties includes $1,000 payable to a director of the Company (31 October 2005 - $Nil). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 July 2006, the amount due to related parties includes $604,885 payable to PharmaNet (31 October 2005 - $308,492). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 31 July 2006, officers-directors of the Company, and their controlled entities were paid or accrued consulting fees of $121,255 (nine months ended 31 July 2005 - $33,558)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

 6.        Capital Stock

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

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

i. The Company completed a one to four forward split of its issued and outstanding common shares on 29 August 2005. The earning per share information and all share amounts have been adjusted to reflect these stock split.

ii. On 10 November 2005, the Company completed a private placement of 1,500,000 units were for proceeds of $150,000. Each unit consists of one common share and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional common share of the Company for $0.50 per share anytime on or before two years from the date of the acquisition of the units.

iii. On 21 July 2006 a former director of the Company returned 20,000,000 common shares of the Company to treasury. These common shares were cancelled on 21 July 2006.

Warrants

The following share purchase warrants were outstanding at 31 July 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	1.17

		3,000,000

All of the above purchase warrants were issued during the nine month period ended 31 July 2006.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

7.        Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2006. There are no current or deferred tax expenses for the period ended 31 July 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 July 2006	For the nine month period ended 31 July 2005
	$	$

Deferred tax asset attributable to:
Current operations	94,863	88,686
Less: Change in valuation allowance	(94,863)	(88,686)

Net refundable amount	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

The composition of the Company's deferred tax assets as at 31 July 2006 and 31 October 2005 are as follows:

	As at 31 July 2006	As at 31 October 2005 (Audited)
	$	$

Net income tax operating loss carryforward	1,057,984	625,853

Statutory federal income tax rate	30%	30%

Deferred tax asset	326,420	169,395
Less: Valuation allowance	(326,420)	(169,395)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2006, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,057,984, which is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2026.

8.        Commitments

On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA, (the "Distribution Agreement") (Note 0).

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2006

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

The $100,000 payment to MLPA according to the terms of the Distribution Agreement has not yet been made.

9.    Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 July 2006	For the nine month period ended 31 July 2006	For the nine month period ended 31 July 2005
		$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	16,236	-
Amounts receivable acquired on recapitalization of the Company	2,226	2,226	-
Accounts payable assumed on recapitalization of the Company	54,624	54,624	-
Due to related party assumed on recapitalization of the Company	1,000	1,000	-

Item 2 - Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE 3RD QUARTER PERIOD ENDED JULY 31, 2006 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

Molecular USA entered into a share purchase agreement dated November 25, 2005, to acquire all of the shares of MPLA from Pharmanet (the "Purchase Agreement"). The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. Molecular USA, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common stock of Molecular USA on closing of the transaction. Pharmanet now hold approximately 80% of Molecular USA's issued and outstanding common shares. The business of MPLA is now the business of Molecular USA.

Current Business of Molecular USA

On April 9, 2006, Molecular (USA) announced that it has acquired 100% of the issued and outstanding share capital of Molecular Pharmacology Limited ("MPLA") an Australian corporation. The transaction was originally announced by the Corporation in a press release dated November 29, 2005 and was subsequently approved by a majority of the stockholders of the Company at a stockholders meeting held on April 21, 2005. As a result of the transaction, PharmaNet Group Limited ("PharmaNet"), the former parent company of MPLA, now controls approximately 80% of the Corporation's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006.

The acquisition of MPLA provided the Corporation an immediate and solid international foundation which management believes will allow it to grow its business into all major geographical markets. The assets and resources of the Australian company and its existing teams and development programs has augmented the Corporation's plan to develop safe and effective pain and inflammation management products.

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

Since signing the distribution and supply agreement with MPLA, Molecular USA has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital. Molecular USA has generated no revenue from product sales. Molecular USA does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all. The Licensed Products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially in that territory.

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

All Licensed Products must first obtain regulatory clearance in the United States before they may be marketed and sold by Molecular USA in that territory. Clinical programs are currently planned by MPLA for Europe, USA and Australia. The clinical trial program is expected to be expanded with follow-up trials. Regulatory approval, commencement of the Master Drug File (MDF) and market approval are the focus of an ongoing program expected to continue over the next 18 to 24 months.

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

Management of Molecular USA and MPLA believes that MPLA's products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

Marketing

Molecular USA plans to market its Licensed Products, when approved, through existing pharmaceutical distributors and by collaborative dealings with major companies active in the United States and Europe.

In addition, Molecular USA plans to explore opportunities for direct sales, out-licensing and the integration of the company's proprietary anti-inflammatory and analgesic components in products already distributed through various international markets.

Molecular USA expects that these activities may even help fund the development costs of the Licensed Products in the United States.

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various GMP certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the FDA. Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Molecular USA knows of other companies and institutions dedicated to the development of anti-pain and anti-inflammatory pharmaceuticals similar to those being developed by MPLA and licensed to Molecular USA. Many of Molecular USA's competitors, existing or potential, have substantially greater financial and technical resources and therefore may be in a better position to develop, manufacture and market pharmaceutical products. Many of these competitors are also more experienced with regard to preclinical testing, human clinical trials and obtaining regulatory approvals. The current or future existence of competitive products may also adversely affect the marketability of Molecular USA's products.

Immediate Business Plans

Over the next 12 to 24 months, Molecular USA, through its subsidiary MPLA, plans to continue to pursue the various levels of the international regulatory approval processes. Applications and product opportunities for Tripeptofen are believed to be broad and cover a range of commercial fields, each with distinct pre-market requirements. The international drug development team, global resources and local know-how will allow MPLA to seek the most time and cost effective regulatory pathways for each product and market sector.

The scientific focus of MPLA will initially be the completion of the current isolation and identifications programs, being run by MPLA's South East Asian and Australian teams. This work will provide MPLA with the broadest product horizon, from which it can then select the most commercially marketable products.

Dr Chin Joo Goh manages the South East Asian activities while Dr Maud Eijkenboom manages the Australian activities.

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritise the path to market. Jeff Edwards will work to set-out the strategies designed to maximise the multi-jurisdictional capabilities of MPLA's development teams.

Results of Operation

For the Quarter ended July 31, 2006 and July 31, 2005

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended June31, 2006, or since inception.

COMMON STOCK - Molecular has not issued any shares during the most recent quarter. Molecular issued 88,000,000 shares to Pharmanet during the quarter ended April 30, 2006. The share issuance was made pursuant to Regulation S. As of the date of September 11, 2006 Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the nine months ended July 31, 2006, was $316,954 and (July 31 2005 - $295,621).

We expect continued increases in expenses through the fiscal year ending October 31, 2006, as we move to implement our business plan. We expect the increase to be primarily in development related expenses, such as consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

NET CASH USED IN OPERATING ACTIVITIES - For the nine months ended July 31, 2006, $303,310 in net cash was used as compared to $263,172 having been used in the nine month period ended July 31, 2005. The increase in the current quarter is largely due to the increase in business activity of Molecular USA and the legal, accounting and other costs associated with the acquisition of MPLA from Pharmanet.

Molecular USA intends to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the nine month period ended July 31, 2006, Molecular USA satisfied its working capital needs by using cash generated from its financing activities in the fall of 2005. As of July 31, 2006, the Company had cash on hand in the amount of $34,493. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder Pharmanet.

We plan to use any additional funds that we might be successful in raising for development, as well as for strategic acquisition of existing businesses that complement our market niche, and general working capital purposes.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs could be adversely affected.

Off-Balance Sheet Arrangement

As of July 31, 2006, Molecular USA did not have any off-balance sheet arrangements.

Research and Development

Over the past two fiscal years prior to the acquisition of MPLA, Molecular USA has spent no money on research and development activities. In January 2006, Molecular USA attended a three day forum focused on the interpretation of scientific data and clinical results achieved by MPLA in the fields of cellular inflammation, analgesic and secondary injury cascades. Out of this forum a scientific development team was formed in which Molecular USA contributed two members to the eight person team.

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

Capital Expenditure Commitments

Capital expenditures for the quarter ended July 31, 2006, amounted to $6,984. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Item 3 - Quantative and Qualitative Disclosure About Market Risk.

We are exposed to market risks through our wholly owned operating subsidiary MPLA related to changes in foreign currency exchange rates, each of which could adversely affect the value of our future assets and liabilities.

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

Item 1 - Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

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

The process of developing MPLA's products requires significant clinical, development, laboratory testing and clinical trials. In addition, commercialization of MPLA's product candidates will require that Molecular USA and MPLA obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. Molecular USA expects to incur substantial losses for the foreseeable future as a result of anticipated increases in its research and development costs, including costs associated with conducting preclinical testing, clinical trials and regulatory compliance activities of MPLA.

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

Pharmanet has the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Molecular USA's stockholders. Pharmanet owns approximately 80% of the issued and outstanding shares of Molecular USA. This concentration of ownership of Molecular USA's common stock may make it impossible for other stockholders of Molecular USA to successfully approve or defeat matters which may be submitted for stockholder action. It may also have the effect of delaying, deterring or preventing a change in control of Molecular USA without the consent of the underlying Pharmanet stockholders. In addition, sales of common stock by Pharmanet to a third party may result in a change of control of Molecular USA.

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

Because the patent positions of biotechnology companies can be highly uncertain and frequently involves complex legal and scientific evaluation, neither the breadth of claims allowed in biotechnology and life science patents nor their enforceability can be predicted. There can be no assurance that any patents that Molecualar USA or MPLA may own or control or license now and in the future will afford Molecular USA or MPLA commercially significant protection of its intellectual property or its projects or have commercial application.

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

No matters were submitted to the security holders of Molecular during this quarter.

Item 5 - Other Information

Close of Acquisition of MPLA

Molecular USA entered into a share purchase agreement dated November 25, 2005 with PharmaNet to acquire 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). Molecular USA acquired 100% of the issued and outstanding share capital of MPLA on May 8, 2006.

Molecular USA, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common stock of Molecular USA on closing of the transaction. Pharmanet now hold approximately 80% of Molecular USA's issued and outstanding common shares.

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

Resignation of Director and Officer

Mr. Ian Downs resigned on July 21, 2006 as a Director and from the office of President, Chief Executive Officer, Chief Financial Officer and Secretary of Molecular.

Appointment of New Officers

On July 21, 2006, Molecular (USA) Limited reported the appointment of Mr. Jeff Edwards as Molecular's new President and Chief Executive Officer and Mr. Simon Watson as Chief Financial Officer and Corporate Secretary effective July 20, 2006. Mr. Edwards and Watson are directors of Molecular.

Cancellation of Shares

During this quarter, Mr. Byron Cox, a stockholder of Molecular Pharmacology (USA) Limited ("Molecular") returned to treasury for cancellation 20,000,000 shares of common stock of Molecular. These shares represented 5,000,000 pre-split (20,000,000 post-split) shares of common stock of Molecular or approximately 15% of the existing issued and outstanding share capital of Molecular. The return to treasury of these shares did not result in a change of control of Molecular.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K
Date of Report	Date of Event	Item Reported
July 28, 2006	July 28, 2006	Item 8.01 and 9.01 - Press Release.
July 21, 2006	July 20, 2006	Item 5.02 and 9.01 - Resignation of Ian Downs and Press Release appointing new officer.
July 21, 2006	July 19, 2006	Items 8.01 and 9.01 - Press Release - Cancellation of Shares
June 9, 2006	June 7, 2006	Item 5.02 and 9.01 - Appointment of Simon M.O. Watson as director and Press Release.
June 7, 2006	June 2, 2006	Item 4.01 and 9.01 - Change of Auditor.
May 9, 2006	May 8, 2006	Item 2.01, 3.02, 5.01, 8.08 and 9.01 - Completion of Acquisition or Disposition of Assets; Unregistered Sales of Equity Securities; Changes in Control of Registration, Financial Statements and Exhibits and Press Release.
May 3, 2006	May 3, 2006	Item 8.01 and 9.01 - Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2006.
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards ____________________________________________
Jeff Edwards, President, Chief Executive Officer, and a Member of the Board of Directors

BY:	/s/ Simon Watson ____________________________________________
Simon Watson, Chief Financial Officer, Secretary, and a Member of the Board of Directors