Form 10KSB
period 2006-10-31
Molecular Pharmacology (USA) LTD
filed 2007-02-01
CIK 1191357

OMB APPROVAL
OMB Number:	3235-0420
Expires:	April 30, 2009
Estimated average burden hours per response:	1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

___ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act. during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
 X  Yes ___ No

i

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
____ Yes  X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
____ Yes  X   No

State Registrant's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

111,553,740 common shares @ $0.05(1) = $5,577,687 as of January 30, 2006

(1) Last close price on January 30, 2006.

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

111,553,740 common shares issued and outstanding as of January 30, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):
Yes  No 

TABLE OF CONTENTS
FORWARD LOOKING INFORMATION...1
PART I...1
Item 1. Description of Business...1
Business Development - Formation and Reorganization...1
Our Current Business...2
Licensed Products...3
Patents & Trademarks...3
Marketing ... 4
Manufacturing & Supply... 4
Competition ...4
Governmental Regulation...5
Environmental Compliance...8
Employees ... 8
Reports to Securities Holders ...8
Item 2. Description of Property...9
Item 3. Legal Proceedings ...9
Item 4. Submissions of Matters to a Vote of Security Holders ...9
PART II...9
Item 5. Market for Common Equity and Related Stockholder Matters Market Information......................................................................................................................................................................... 9
Holders of Common Stock... 9
Dividends...10
Recent Sales of Unregistered Securities...10
Item 6. Management Discussion and Analysis ...10
Overview...11
Off-Balance Sheet Arrangement...13
Research and Development... 13
Strategic Acquisitions... 14
Recent Accounting Pronouncements... 14
Critical Accounting Policies and Estimates...15
Stock-based compensation ...16
Item 7. Financial Statements...16
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................................................................................................37
Item 8A. Controls and Procedures...37
Evaluation of Disclosure Controls and Procedures...37
Changes in internal controls...37
Item 8B. Other Information...37
None...37
PART III... .37
Item 9. Directors and Executive Officers of the Registrant ... .37
Identification of Directors and Executive Officers...37
Significant Employees...38
Involvement in Certain Legal Proceedings ...38
Audit Committee Financial Expert...39
Audit Committee ...39
Disclosure Committee and Charter...39
Compliance with Section 16(a) of the Securities Exchange Act of 1934 ................................................................................................................................................................................................39
Code of Ethics ...40
Item 10. Executive Compensation ...41
Summary of Compensation of Executive Officers ...41
Board of Directors Report on Executive Compensation ...42
Stock Options/SAR Grants ...42
Long-Term Incentive Plans/ Equity Compensation Plan ...42
Compensation of Directors ...42
Stock Option Plans... ........43

Item 11. Security Ownership of Certain Beneficial Owners and Management .............................................................................................................................................................................................43
Security Ownership of Certain Beneficial Owners and Management.......................................................................................................................................................................................................43
Changes in Control ...43
Item 12. Certain Relationships and Related Transactions, and Directors Independence. ..........................................................................................................................................................................43
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............................................................................................................................................................................................44
Exhibits ...44
Reports of Form 8-K ...45
SIGNATURES ...47

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

As used in this annual report, the terms "we", "us", "our", "Corporation" and "Molecular USA" mean Molecular Pharmacology (USA) Limited unless otherwise indicated.

PART I

Item 1. Description of Business

Business Development - Formation and Reorganization

Molecular USA was incorporated in the state of Nevada on May 01, 2002 under the name "Blue Hawk Ventures, Inc." Molecular USA changed its name to "Molecular Pharmacology (USA) Limited on August 29, 2005. At this same time Molecular USA completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common stock with a par value of $0.001 per share; and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

Molecular USA has not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business other than as disclosed herein.

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

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and at the time was a wholly owned subsidiary company of Pharmanet Group Limited, an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, Molecular USA received the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions).

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA. The transaction was originally announced by Molecular USA in a press release dated November 29, 2005 and was subsequently approved by a majority of the stockholders of the Company at a stockholders meeting held on April 21, 2005. As a result of the transaction, PharmaNet Group Limited ("PharmaNet"), the former parent company of MPLA, now controls approximately 79% of Molecular USA 's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

Our Current Business

The acquisition of MPLA provided Molecular USA an immediate and solid international foundation which management believes will allow it to grow its business into all major geographical markets. The assets and resources of the Australian company and its existing teams and development programs has augmented Molecular USA's plan to develop safe and effective pain and inflammation management products.

Molecular USA through its wholly owned subsidiary MPLA is in the business of developing and commercialising a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application.

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

Licensed Products

Molecular USA has exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", with metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient, in the United States (excluding its territories and possessions) from its wholly owned subsidiary company MPLA.

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the tradename Tripeptafen or any other trade names or trade marks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular and MPLA for the topical application for human use only, and specifically excludes:

- dermatological or cosmetic use, or tissue repair or tissue regeneration effect;
- any use or application of the Licensed Product in non-human groups or species; and
- Thermalife cream, presently owned by Pharmanet, the holding company of MPLA.

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

Patents & Trademarks

Molecular USA and its subsidiary MPLA, regard their intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of their company. To protect their intellectual property rights, Molecular USA relies on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which the combined company intends to offer its products. The steps taken by Molecular USA and MPLA to protect their intellectual property rights may not be adequate. Third parties may infringe or misappropriate the combined company's intellectual property rights or the combined company may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the combined company. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding these processes. Future patents may limit the combined company's ability to use processes covered by such patents or expose the combined company to claims of patent infringement or otherwise require the combined company to seek to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the combined company's business.

To protect their intellectual property rights, MPLA relies on a combination of license and patent applications held by Cambridge Scientific Pty Ltd, namely "Analgesic and Anti-Inflammatory Composition" comprising USA patent application in completion plus PCT Provisional Specification having the same name designated as Serial No. 11/059580. These patent applications embody all the current Analgesic and Anti-inflammatory assets. MPLA will also rely on the exclusive nature of its license, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements as it may execute from time to time.

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

Environmental Compliance

The nature of Molecular USA's and MPLA's business does not require special environmental or local government approval. Molecular USA and MPLA are compliant with all environmental laws. The cost of such compliance is minimal for the company.

Employees

Molecular USA currently has no employees and instead relies on outside contractors.

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

Although our Internet site www.mpl-usa.com does not contain our reports, you may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

No matters were submitted to our stockholders during this period.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters Market Information.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "MLPH". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from www.otcbb.com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)	High	Low
December 31, 2006	$0.08	$0.03
October 31, 2006	$0.16	$0.06
July 31, 2006	$0.60	$0.12
April 30, 2006	$0.90	$0.12
January 31, 2005	$2.10	$0.30
October 31, 2005	$1.50	$0.24
July 31, 2005	$0.00	$0.24
April 30, 2005	N/A	N/A
January 31, 2005	N/A	N/A
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005.

Holders of Common Stock

As of January 26, 2007, there were 16 registered shareholders of Molecular USA's common stock.

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

Item 6. Management Discussion and Analysis

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING OCTOBER 31, 2006 AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-KSB

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

Molecular USA entered into a share purchase agreement dated November 25, 2005, to acquire all of the shares of MPLA from Pharmanet (the "Purchase Agreement"). The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. Molecular USA, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common stock of Molecular USA on closing of the transaction. Pharmanet now hold approximately 79% of Molecular USA's issued and outstanding common shares. The business of MPLA is now the business of Molecular USA.

2006 Activities and Developments

For the year ended October 31, 2006, our net loss was $508,260 ($0.01 per share). The loss per share was based on a weighted average of 99,357,420 common shares outstanding. For the previous year ended October 31, 2005, the loss was $387,667 ($0.00per share) based on a weighted average of 88,000,000 common shares outstanding. For the period from inception on May 01, 2002 to October 31, 2006 Molecular USA has an accumulated net loss of $1,025,415. Molecular has a working capital deficiency of $834,535 ($292,608 as at October 31, October 31, 2005). As a result our auditors have qualified their opinion as having substantial doubt about the our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder Pharmanet and, if available on satisfactory terms, debt financing.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally, and to expand of our business development and marketing programs could be adversely affected.

For the year ended October 31, 2006 and May 01, 2002 (inception) through October 31, 2006.

REVENUES

REVENUE - Gross revenue for the year ended October 31, 2006 consisted solely of interest earned on bank deposits in the amount of $758 ($0 for the fiscal year ended October 31, 2005)

and $758 for the period from inception to October 31, 2005. To date, we have not generated any revenues from our business operations.

LOANS - In addition, Pharmanet has loaned Molecular USA a total of $726,817 for working capital in the year ended October 31, 2006 ($308,492 for the year ended October 31, 2005). The advance does not carry an interest rate and is due on demand.

COMMON STOCK - Net cash provided by financing activities during the year ended October 31, 2006 was $150,000 and nil during the year ended October 31, 2005. On November 10, 2005, Molecular USA completed a private placement of 1,500,000 units for total proceeds of $150,000. Each unit consists of one share and two share purchase warrants. Each share purchase warrant is exercisable for one additional common share of Molecular USA for $0.50 per share at anytime on or before two years from the date of acquisition.

EXPENSES

SUMMARY - Total expenses increased to $509,018 in the year ended October 31, 2006 from $387,667 in the previous year ended October 31, 2005. A total $1,025,173 of expenses have been incurred by Molecular USA since inception on May 1, 2002 through October 31, 2006. The increase in costs this past year occurred as the result of Molecular USA's wholly owned subsidiary stepping up its research projects resulting in increase in consulting fees and expenses. The costs can be subdivided into the following categories.

  Office Expenses: $37,329 in office expenses (for rent and administrative costs) were incurred for the year ended October 31, 2006 as compared to $26,628 for the year ended October 31, 2005 while a total of $75,213 was incurred in the period from inception on May 01, 2002 to October 31, 2006. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the year ended October 31, 2006, $361,696 in consulting and analysis expenses were incurred as compared to $317,309 for the year ended October 31, 2005 while a total of $777,464 was incurred in the period from inception on May 01, 2002 to October 31, 2006.

  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area. During the year ended October 31, 2006 we spent $6,107 on advertising and public relations while for the year ended October 31, 2005 we spent $10,379 in this area.

  Professional Fees: Molecular USA incurred $51,457 in professional fees for the fiscal year ended on October 31, 2006 as compared to $0.00 for the previous fiscal year. From inception to October 31, 2006, we have incurred a total of $51,457 in professional fees mainly spent on legal and accounting matters.

  Travel Costs: Molecular USA incurred $45,204 in travel costs for the fiscal year ended on October 31, 2006 as compared to $16,779 for the year ended October 31, 2005 This increase can largely be attributed to our attendance at key pharmacology trade shows and the expense of visiting various research facilities we have ongoing trials or research projects.

   6.    Salaries and Benefit Costs: Molecular USA and its subsidiary rely on outside consultants and not salaried employees. As a result, Molecular USA incurred $2,652 in salaries and benefits for the fiscal year ended October 31, 2006 and while $16,510 was incurred for the year ended October 31, 2005. For the period May 1, 2002 (inception) through October 31, 2006, Molecular USA has spent a total of $28,456 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception.

Off-Balance Sheet Arrangement

As of October 31, 2006, we have had no off-balance sheet arrangements.

Research and Development

Over the past two fiscal years prior to the acquisition of MPLA, Molecular USA spent no money on research and development activities. In January 2006, Molecular USA attended a three day forum focused on the interpretation of scientific data and clinical results achieved by MPLA in the fields of cellular inflammation, analgesic and secondary injury cascades. Out of this forum a scientific development team was formed in which Molecular USA contributed two members to the eight person team.

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

Capital Expenditure Commitments

Capital expenditures the year ended October 31, 2006 amounted to $0.00. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Strategic Acquisitions

On November 25, 2005, Molecular USA entered into a share purchase agreement dated November 25, 2005 with Pharmanet to acquire 100% of the issued and outstanding shares of MPLA. Molecular USA issued a total of 88,000,000 shares of its common stock to Pharmanet the parent company of MPLA. Accordingly, Pharmanet controls approximately 79% of Molecular USA's issued and outstanding shares of common stock.

Recent Accounting Pronouncements

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not deriavative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption f SFAS 150 did not affect the Company's financial position or results of operations.

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

Item 7. Financial Statements

Auditor's Report dated January 25, 2006.

Consolidated Balance Sheets as at October 31, 2006 and October 31, 2005

Consolidated Statements of Operations for the year ended October 31, 2006 and for the year ended October 31, 2005

Consolidated Statement of Stockholders' Equity for the year ended October 31, 2006 and for the year ended October 31, 2005

Consolidated Statements of Cash Flows for the year ended October 31, 2006 and for the year ended October 31, 2005

Notes to Consolidated Financial Statements

MOLECULAR PHARMACOLOGY (USA) LIMITED

(Formerly Blue Hawk Ventures, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2006

James Stafford Report of Independent Registered Public Accounting Firm

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the balance sheet of Molecular Pharmacology (USA) Limited as at 31 October 2006 and the related statements of operations, cash flows and changes in stockholders' deficiency for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders' deficiency for the period from the date of inception on 14 July 2004 through 31 October 2006, except that we did not audit these financial statements for the period from the date of inception on 14 July 2004 through 31 October 2005; those statements were audited by other auditors whose report dated 1 December 2005, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 October 2006 and the results of its operations, its cash flows and its changes in stockholders' deficiency for the year then ended and for the period from the date of inception on 14 July 2004 to 31 October 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Chartered Accountants

Vancouver, Canada

25 January 2007

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 October 2006	As at 31 October 2005
	$	$
Assets
Current
Cash and cash equivalents	20,322	13,449
Amounts receivable	11,641	4,524

	31,963	17,973

Property, plant and equipment (Note 3)	5,462	2,975
Intangible assets	-	1,278

	37,425	22,226

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	139,681	2,089
Due to related parties (Note 5)	726,817	308,492

	866,498	310,581

Stockholders' deficiency
Capital stock (Note 6)
Authorized
200,000,000 of common shares, par value $0.001
100,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 October 2006 - 111,553,740 common shares, par value $0.001
31 October 2005 - 88,000,000 common shares, par value $0.001	111,554	88,000
Additional paid-in capital	106,707	146,497
Cumulative translation adjustment	(22,919)	(6,697)
Deficit, accumulated during the development stage	(1,024,415)	(516,155)

	(829,073)	(288,355)

	37,425	22,226

Nature and Continuance of Operations (Note 1) Commitment (Note 8)

On behalf of the Board:

/s/ Jeffery D. Edwards

                                                                    Director

Jeff Edwards

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 31 October 2006	For the year ended 31 October 2006	For the year ended 31 October 2005	For the period from the date of inception on 14 July 2004 to 31 October 2004
	$	$	$	$

Expenses
Advertising and promotion	23,739	3,881	10,379	9,479
Analysis	33,947	-	33,947	-
Consulting (Note 5)	743,517	361,696	283,362	98,459
Depreciation	1,542	1,480	62	-
Office and miscellaneous	60,786	29,309	21,939	9,538
Professional fees	51,457	51,457	-	-
Public relations	2,226	2,226	-	-
Rent	14,427	8,020	4,689	1,718
Salaries and benefits	28,456	2,652	16,510	9,294
Transfer agent and filing fees	3,093	3,093	-	-
Travel	61,983	45,204	16,779	-

Net loss before other item	1,025,173	509,018	387,667	128,488

Other item
Interest income	758	758	-	-

Net loss for the period	(1,024,415)	(508,260)	(387,667)	(128,488)

Basic and diluted loss per common share		(0.01)	(0.00)	(0.00)

Weighted average number of common shares used in per share calculations		99,357,420	88,000,000	88,000,000

Comprehensive loss
Net loss for the period	(1,024,415)	(508,260)	(387,667)	(128,488)
Foreign currency translation adjustment	(22,919)	(16,222)	(161)	(6,536)

Total comprehensive loss for the period	(1,047,334)	(524,482)	(387,828)	(135,024)

Comprehensive loss per common share		(0.01)	(0.00)	(0.00)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 31 October 2006	For the year ended 31 October 2006	For the year ended 31 October 2005	For the period from the date of inception on 14 July 2004 to 31 October 2004
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(1,024,415)	(508,260)	(387,667)	(128,488)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	1,542	1,480	62	-
Write-down of intangible assets	1,278	1,278	-	-
Changes in operating assets and liabilities
(Increase) in amounts receivable	(9,415)	(4,891)	(4,524)	-
Increase in accounts payable and accrued liabilities	85,056	82,967	2,089	-

	(945,954)	(427,426)	(390,040)	(128,488)

Cash flows from investing activities
Purchase of property, plant and equipment	(7,004)	(3,967)	(3,037)	-
Purchase of intangible asset	(1,278)	-	(426)	(852)
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	37,163	-	-

	28,881	33,196	(3,463)	(852)

Cash flows from financing activities
Common shares issued for cash	234,497	-	234,496	1
Increase in due to related parties	725,817	417,325	172,617	135,875

	960,314	417,325	407,113	135,876

Effect of exchange rate changes on cash	(22,919)	(16,222)	(161)	(6,536)

Increase in cash and cash equivalents	20,322	6,873	13,449	-

Cash and cash equivalents, beginning of period	-	13,449	-	-

Cash and cash equivalents, end of period	20,322	20,322	13,449	-

Supplemental Disclosures with Respect to Cash Flows (Note 9)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006 (Note 1)	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares (Note 6)	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the period	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

  Nature and Continuance of Operations

Molecular Pharmacology (USA) Limited (the "Company") was incorporated in the state of Nevada on 1 May 2002 under the name Blue Hawk Ventures, Inc. The Company changed its name to Molecular Pharmacology (USA) Limited on 29 August 2005. At the same time, the Company completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common share with a par value of $0.001 per share; and 100,000,000 shares of preferred share with a par value of $0.001 per share.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its current planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

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

Since signing the distribution and supply agreement with MPLA, the Company has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital. The Company has generated no revenue from product sales. The Company does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all. Any licensed products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially.

On 8 May 2006, the Company completed a share purchase agreement with PharmaNet. Under the terms of the agreement the Company acquired 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement"). The Company, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common shares of the Company on the closing of the transaction. The issuance of 88,000,000 common shares of the Company constituted an

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

acquisition of control of the Company by PharmaNet. The transaction has been accounted for as a recapitalization of the Company.

MPLA was incorporated on 14 July 2004 under the laws of Australia. The accompanying financial statements are the historical financial statements of MPLA.

The Company's financial statements as at 31 October 2006 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a loss of $508,260 for the year ended 31 October 2006 (31 October 2005 - $387,667, 31 October 2004 - $128,488) and has a working capital deficiency of $834,535 at 31 October 2006 (31 October 2005 - working capital deficiency of $292,608).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 October 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 October 2006, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company and are expressed in U.S. dollars. The Company's fiscal year end is 31 October.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

Basis of consolidation

These consolidated financial statements include the accounts of MPLA since its incorporation on July 14, 2004 and MPLA USA since the reverse acquisition on May 8, 2006 (Note 1). All intercompany balances and transactions have been eliminated.

Common stock split

The Company effected a one to four forward stock split to the Company's stockholders of record on 29 August 2005. All shares and per share information have been retroactively adjusted to reflect the stock split.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company's operations are in Australia and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Foreign currency translation

The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 October 2006, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

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
31 October 2006

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending October 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on November 1, 2008. The Company is currently reviewing the impact of this statement.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS Statement No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

  Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 31 October 2006	As at 31 October 2005
	$	$	$	$

Office equipment	7,004	1,542	5,462	2,975

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Parties and Related Party Transactions

As at 31 October 2006, the amount due to related parties includes $1,000 payable to a director of the Company (31 October 2005 - $Nil). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 October 2006, the amount due to related parties includes $725,817 payable to PharmaNet (31 October 2005 - $308,492). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 31 October 2006, officers-directors of the Company, and their controlled entities were paid or accrued consulting fees of $236,599 (31 October 2005 - $210,231, 31 October 2004 - $49,613, Cumulative - $496,443).

Transactions comprising the amount due to PharmaNet are as follows:

	For the year ended 31 October 2006	For the year ended 31 October 2005
	$	$

Opening balance	308,492	134,825
Funds transferred to the Company by PharmaNet	296,104	144,734
Expenses paid by PharmaNet on behalf of the Company	121,221	28,933

Balance as at 31 October 2006	725,817	308,492

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

iii. The average amount due to PharmaNet for the year ended 31 October 2006 was $498,650 (year ended 31 October 2005 - $125,822).
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

i. The Company completed a one to four forward split of its issued and outstanding common shares on 29 August 2005. The earning per share information and all share amounts have been adjusted to reflect this stock split.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

Warrants

The following share purchase warrants were outstanding at 31 October 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	1.03

		3,000,000

All of the above purchase warrants were issued during the year ended 31 October 2006.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

  Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2006. There are no current or deferred tax expenses for the year ended 31 October 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

The provision for refundable federal income tax consists of the following:

	For the year ended 31 October 2006	For the year ended 31 October 2005	For the period from the date of inception on 14 July 2004 to 31 October 2005
	$	$	$

Refundable federal income tax attributable to:
Current operations	156,600	116,300	38,546
Less: Change in valuation allowance	(156,600)	(116,300)	(38,546)

Net refundable amount	-	-	-

The composition of the Company's deferred tax assets as at 31 October 2006 and 31 October 2005 are as follows:
	As at 31 October 2006	As at 31 October 2005
	$	$

Net income tax operating loss carryforward	1,024,415	516,155

Deferred tax asset	311,447	154,846
Less: Valuation allowance	(311,447)	(154,846)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:
	For the year ended 31 October 2006	For the year ended 31 October 2005	For the period from the date of inception on 14 July 2004 to 31 October 2005
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(3.2)%	(4.0)%	(4.0)%

Effective rate	30.8%	30%	30%

As at 31 October 2006, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,024,415, which is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2026.

  Commitment

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
31 October 2006

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

     The $100,000 payment to MLPA according to the terms of the Distribution Agreement has not yet been made.

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 October 2006	For the year ended 31 October 2006	For the year ended 31 October 2005	For the period from the date of inception on 14 July 2004 to 31 October 2004
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	1,000	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 October 2006

  Segmented Information

Details on a geographic basis as at 31 October 2006 are as follows:

Australia U.S.A. Total
Assets $ 27,458 $ 9,967 $ 37,425
Loss for the year $ (405,195) $ (103,065) $ (508,260)

Details on a geographic basis as at 31 October 2005 are as follows:

	Australia U.S.A. Total
Assets	$22,226	$-	$22,226
Loss for the year	$ (387,667) $ - $ (387,667)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Molecular USA had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

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

None

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of October 31, 2006 and January 31, 2007. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey D. Edwards	53	President and Chief Executive Officer Director	October 28, 2005
Simon Watson	63	Director, Chief Financial Officer and Corporate Secretary	June 7, 2006

Mr. Jeffrey D. Edwards. Mr. Edwards has over twenty years of experience in managing new technological innovations in the medical device and pharmaceutical industry. From 2002 to 2005, Mr. Edwards as president and shareholder of International Scientific Pty Ltd., managed a variety of medical and technology projects. In 2002 and 2003, Mr. Edwards was actively involved with Colltech Australia Limited, a company involved in the production and sale of collagen. Colltech is listed on the Australian Stock Exchange ("CAU"). From its inception in 1995 to 2001, Mr. Edwards was the executive director of Genesis Biomedical Limited, a pharmaceuticals & biotechnology listed on the Australian Stock Exchange ("GBL"). While at Genesis, Mr. Edwards was responsible for all medical and clinical activities of the company as well as all day to day management of staff and corporate activities. Mr. Edwards currently serves as a director of: OBJ Limited, a drug delivery company listed on the Australian Stock Exchange ("OBJ") (2005) and Global Energy Medicine Pty Ltd., a private therapeutic device company (2005). He also holds the office of Chief Operations Officer of Molecular Pharmacology Limited, a wholly owned subsidiary of Molecular USA.

Mr. Simon Watson. Mr. Watson has been in private practice as a barrister and solicitor in Australia since 1971, specializing in the field of commercial law. He is a director of Pharmanet Group Limited which is listed on the Australian Stock Exchange ("PNO") (2005), a position he has held since 15 January 1987. Mr. Watson has an LLB, B.Ec. from the University of Western Australia.

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

Audit Committee Financial Expert

Molecular USA does not have an audit committee financial expert serving on the Board of Directors or an audit committee. The current board of directors of Molecular USA was just recently appointed and are currently reviewing this issue.

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

Audit Committee

Molecular USA has a designated audit committee consisting of Messrs. Edwards and Mr. Watson. Neither of these individuals meet the independent requirements for an audit committee member. Molecular USA's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Molecular USA has adopted an audit committee charter.

Disclosure Committee and Charter

Molecular USA has a disclosure committee and disclosure committee charter. Molecular USA's disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Molecular USA and the accuracy, completeness and timeliness of Molecular USA's financial reports.

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

To the best of our knowledge, during the fiscal year ended October 31, 2006, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for the late filing of the Form 3 filings for Messrs. Ian Downs and Jeffery Edwards.

Code of Ethics

Molecular USA has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Molecular USA's adopted code of ethics is attached to this annual report. Molecular USA undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Molecular USA at 888-327-4122 to request a copy of Molecular USA's code of ethics. Management believes Molecular USA's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

CONTINUED ON NEXT PAGE

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Jeffery D. Edwards, President, CEO and Director(1)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ian Downs, CEO and Director(2)	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Byron Cox, Former President, Acting CEO and Director(3)	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Notes:
(1)	Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.
(2)	Mr. Ian Downs was appointed to the office of President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of Molecular USA on October 13, 2005. Mr. Downs resigned as an officer and director of Molecular USA on July 20, 2006.
(3)	Mr. Byron Cox was appointed President, Acting Chief Executive Officer and a director of Molecular USA on May 2, 2002. Mr. Cox resigned as President, Acting CEO and as a director of Molecular USA on October 13, 2005.

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

Board of Directors Report on Executive Compensation

The Board of Directors of Molecular USA will be responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Molecular USA. The goals of Molecular USA are to align compensation with business objectives and performance and to enable Molecular USA to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Molecular USA. Molecular USA will provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied to performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, Molecular USA may set up a pension plan or similar retirement plans.

Molecular USA has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Stock Options/SAR Grants

During the year ended October 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended October 31, 2006 and there were no stock options or stock appreciation rights outstanding on October 31, 2006 or January 31, 2007.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended October 31, 2006. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Ian Downs 8721 Santa Monica Boulevard, Suite 1023 Los Angeles, California, U.S.A. 90069-4507	0	0%
Jeffery Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Directors and Executive Officers as a Group(3)	0	0%

Notes:
(1)	Based on 111,553,740 shares of common stock issued and outstanding as of January 31, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage is calculated assuming the options held by the officers and directors have been exercised.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company

Item 12. Certain Relationships and Related Transactions, and Directors Independence.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

During the year ended October 31, 2006, an officer advanced the Company$1,000 for working capital. The advances do not carry an interest rate and are due on demand. Management plans to settle the advances with cash or stock. The advance is included in the accompanying audited financial statements as "Due to Related Parties".

During the year ended October 31, 2006, the amount "Due to Related Parties" included $725,817 payable to PharmaNet (and at October 31, 2005 - $308,492). Pharmanet owns approximately 78.89% of the common stock of Molecular USA. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended October 31, 2006, officers-directors of Molecular USA, and their controlled entities were paid or accrued consulting fees of $236,599 (October 31, 2005 - $210,231, Cumulative since inception - $496,443).

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit Number and Exhibit Title

2.1	Share Purchase Agreement dated November 25, 2005 to acquire Molecular Pharmacology Limited (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed January 23, 2003)
3.2	Certificate of Amendment to Articles of Incorporation, dated July 15, 2002 (incorporated by reference from our Form 10-SB, filed January 23, 2003)
3.3	Certificate of Amendment to Articles of Incorporation, dated August 29, 2005
3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed May 2002
14.1	Code of Ethics (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
21	Subsidiaries of Molecular USA (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
99.2	Audit Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)

Reports of Form 8-K

Date of Report	Date of Event	Item Reported
July 28, 2006	July 28, 2006	Item 8.01 and 9.01 - Press Release.
July 21, 2006	July 20, 2006	Item 5.02 and 9.01 - Resignation of Ian Downs and Press Release appointing new officer.
July 21, 2006	July 19, 2006	Items 8.01 and 9.01 - Press Release - Cancellation of Shares
June 9, 2006	June 7, 2006	Item 5.02 and 9.01 - Appointment of Simon M.O. Watson as director and Press Release.
June 7, 2006	June 2, 2006	Item 4.01 and 9.01 - Change of Auditor.
May 9, 2006	May 8, 2006	Item 2.01, 3.02, 5.01, 8.08 and 9.01 - Completion of Acquisition or Disposition of Assets; Unregistered Sales of Equity Securities; Changes in Control of Registration, Financial Statements and Exhibits and Press Release.
May 3, 2006	May 3, 2006	Item 8.01 and 9.01 - Press Release
April 24, 2006	April 21, 2006	Item 8.01 and 9.01
April 19, 2006	April 19, 2006	Item 8.01 and 9.01
February 3, 2006	Feb. 3, 2006	Item 8.01 - Press Release
Dec 16, 2005	Dec 16, 2005	Items 8.01 and 9.01 - Press Release
Dec 7, 2005	Dec 5, 2005	Items 8.01 and 9.01 - Press Release
Nov 29, 2005	Nov 25, 2005	Items 1.01, 3.02, and 9.01 - Share Purchase Agreement; Unregistered Sale of Equity Securities; and Press Release

Item 14. Principal Accountant Fees and Services

Cordovano and Honeck LLP

During the fiscal years ended October 31, 2005, Cordovano and Honeck LLP provided various audit, audit related and non-audit services to us as follows:

October 31, 2005

Audit and audit related service fees	Nil
Non-audit service fees	Nil

Nil

The non-audit services in 2005 consisted solely of assistance in the preparation and filing of corporate tax returns for the Company and certain of its subsidiaries.

James Stafford Chartered Accountants

During the fiscal years ended October 31, 2006, James Stafford Chartered Accountants provided various audit, audit related and non-audit services to us as follows:

October 31, 2006

Audit and audit related service fees	$ 20,611
Non-audit service fees	$ 9,008

$ 29,619

The non-audit services in 2006 consisted solely of assistance in the preparation and filing of corporate tax returns for the Company and certain of its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR PHARMACOLOGY (USA) LIMITED

/s/ Jeffrey D. Edwards

By: _____________________________
Mr. Jeffrey D. Edwards

Date: January 30, 2007

/s/ Simon Watson

By: _____________________________
Mr. Simon Watson

Date: January 30, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Simon Watson By: _____________________________ Simon Watson Date: January 30, 2007	/s/ Jeffrey D. Edwards By: _____________________________ Jeffrey D. Edwards Date: January 30, 2007