Form 10QSB
period 2007-01-31
Molecular Pharmacology (USA) LTD
filed 2007-03-21
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: January 31, 2007

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
[ X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 111,553,740 common shares issued and outstanding as of March 16, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the three months ended January 31, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular USA's financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended October 31, 2006, in the Form 10KSB filed with the SEC on February 1, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2007	As at 31 October 2007 (audited)
	$	$
Assets

Current
Cash and cash equivalents	35,838	20,322
Amounts receivable	13,348	11,641

	49,186	31,963

Property, plant and equipment (Note 3)	5,091	5,462

	54,277	37,425
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	166,297	139,681
Due to related parties (Note 5)	861,922	726,817

	1,028,219	866,498
Stockholders' deficiency
Capital stock (Note 6)
Authorized
200,000,000 of common shares, par value $0.001
100,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 January 2007 - 111,553,740 common shares, par value $0.001
31 October 2006 - 88,000,000 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(25,601)	(22,919)
Deficit, accumulated during the development stage	(1,166,602)	(1,024,415)

	(973,942)	(829,073)

	54,277	37,425

Nature and Continuance of Operations (Note 1) Commitments (Note 8)

On behalf of the Board:

/s/ Jeff Edwards

____________________________Director
Jeff Edwards

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 January 2007	For the three month period ended 31 January 2007	For the three month period ended 31 January 2006
	$	$	$

Expenses
Advertising and promotion	23,739	-	-
Analysis	33,947	-	-
Consulting (Note 5)	840,609	97,092	75,814
Depreciation	1,913	371	76
Office and miscellaneous	71,962	12,454	3,190
Professional fees	66,076	14,619	1,480
Public relations	2,226	-	-
Rent	19,506	5,079	655
Salaries and benefits	28,456	-	740
Transfer agent and filing fees	3,128	35	-
Travel	74,520	12,537	7,818

Net loss before other items	(1,166,082)	(142,187)	(89,773)

Other items
Interest income	758	-	740
Write-off of intangible assets	(1,278)	-	(992)

Net loss for the period	(1,166,602)	(142,187)	(90,025)

Basic and diluted loss per common share		(0.01)	(0.01)

Weighted average number of common shares used in per share calculations		111,553,740	88,000,000

Comprehensive loss
Net loss for the period	(1,166,602)	(142,187)	(90,025)
Foreign currency translation adjustment	(25,601)	(2,682)	(1,068)

Total comprehensive loss for the period	(1,192,203)	(144,869)	(91,093)

Comprehensive loss per common share		(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 January 2007	For the three month period ended 31 January 2007	For the three month period ended 31 January 2006
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,166,602)	(142,187)	(90,025)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	2,408	371	76
Write-down of intangible assets	1,278	-	992
Changes in operating assets and liabilities			-
(Increase) in amounts receivable	(11,122)	(1,707)	(63)
Increase (decrease) in accounts payable and accrued liabilities	111,676	26,616	(2,089)

	(1,062,362)	(116,907)	(91,109)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,503)	-	(3,666)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,382	-	(3,666)
Cash flows from financing activities
Common shares issued for cash	234,497	-	-
Increase in due to related parties	860,922	135,105	86,899

	1,095,419	135,105	86,899

Effect of exchange rate changes on cash	(25,601)	(2,682)	(1,068)

Increase (decrease) in cash and cash equivalents	35,838	15,516	(8,944)

Cash and cash equivalents, beginning of period	-	20,322	13,449

Cash and cash equivalents, end of period	35,838	35,838	4,505

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(142,187)	-	(142,187)
Cumulative translation adjustment	-	-	-	-	(2,682)	(2,682)

Balance at 31 January 2007	111,553,740	111,554	106,707	(1,166,602)	(25,601)	(973,942)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

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

On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 8).

Since signing the Distribution Agreement with MPLA, the Company has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital. The Company has generated no revenue from product sales. The Company does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all. The Licensed Products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

The Company's financial statements as at 31 January 2007 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a loss of $142,187 for the three month period ended 31 January 2007 (31 January 2006 - $90,025) and has a working capital deficiency of $979,037 at 31 January 2007 (31 October 2006 - working capital deficiency of $834,535).

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

At 31 January 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Significant Accounting Policies

  The following is a summary of significant accounting policies used in the preparation of these financial statements.

  Basis of presentation

  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 January 2007 are not necessarily indicative of the results that may be expected for the year ended 31 October 2007. For further information, refer to the audited financial statements of the Company for the year ended 31 October 2006.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 January 2007, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending October 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on November 1, 2008. The Company is currently reviewing the impact of this statement.

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
31 January 2007

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

  Property, Plant and Equipment

			Net Book Value
	Cost	Accumulated depreciation	As at 31 January 2007	As at 31 October 2006 (Audited)
	$	$	$	$

Office equipment	6,988	1,893	5,095	5,462

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Parties and Related Party Transactions

  As at 31 January 2007, the amount due to related parties includes $1,000 payable to a director of the Company (31 October 2006 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  As at 31 January 2007, the amount due to related parties includes $860,922 payable to PharmaNet (31 October 2006 - $725,817). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  During the three month period ended 31 January 2007, officers-directors of the Company, and their controlled entities were paid or accrued consulting fees of $35,029 (three months ended 31 January 2006 - $43,586).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 31 January 2007	For the year ended 31 October 2006 (Audited)
	$	$

Opening balance	725,817	308,492
Funds transferred to the Company by PharmaNet	131,325	296,104
Expenses paid by PharmaNet on behalf of the Company	3,780	121,221

Balance as at 31 January 2007 and 31 October 2006	860,922	725,817

The average amount due to PharmaNet for the period ended 31 January 2007 was $792,998 (year ended 31 October 2006 - $498,650)

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

Warrants

The following share purchase warrants were outstanding at 31 January 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	0.78

All of the above purchase warrants were issued during the year ended 31 October 2006.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

  Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2007. There are no current or deferred tax expenses for the period ended 31 January 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 January 2007	For the three month period ended 31 January 2006
	$	$

Deferred tax asset attributable to:
Current operations	43,979	27,008
Less: Change in valuation allowance	(43,979)	(27,008)

Net refundable amount	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

The composition of the Company's deferred tax assets as at 31 January 2007 and 31 October 2006 are as follows:

	As at 31 January 2007	As at 31 October 2006 (audited)
	$	$

Net income tax operating loss carryforward	1,166,602	1,024,415

Deferred tax asset	355,427	311,447
Less: Valuation allowance	(355,427)	(311,447)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:
	For the period ended 31 January 2007	For the period ended 31 January 2006	For the period from the date of inception on 14 July 2004 to 31 January 2006
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(3.6)%	(4.0)%	(3.2)%

Effective rate	30.4%	30.0%	30.8%

As at 31 January 2007, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,166,602, which is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2027.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

  Commitments

On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA, (the "Distribution Agreement") (Note 8).

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2007

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 January 2007	For the three month period ended 31 January 2007	For the three month period ended 31 January 2006
		$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

Item 2 - Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE IST QUARTER PERIOD ENDED JANUARY 31, 2007 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

Dr Chin Joo Goh manages the South East Asian activities while Dr Maud Eijkenboom manages the Australian activities.

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritise the path to market. Jeff Edwards will work to set-out the strategies designed to maximize the multi-jurisdictional capabilities of MPLA's development teams.

Results of Operation

For the Quarter ended January 31, 2007, and January 31, 2006.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended January 31, 2007, or since inception.

COMMON STOCK - Molecular has not issued any shares during the most recent quarter. As of the date of March 16, 2007 Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the three months ended January 31, 2006, was $142,187 and (January 31, 2006 - $89,773).

We expect continued increases in expenses during the next twelve months, as we continue to implement our business plan. We expect the increase to be primarily in development related expenses, such as consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

NET CASH USED IN OPERATING ACTIVITIES - For the three months ended January 31, 2007, $116,907 in net cash was used as compared to $91,109 having been used in the three month period ended January 31, 2006. The increase in the current quarter is largely due to the increase in business activity of Molecular USA and the legal, accounting and other costs associated with the acquisition of MPLA from Pharmanet.

Molecular USA intends to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the three month period ended January 31, 2007, Molecular USA satisfied its working capital needs by borrowing cash from its parent company Pharmanet. As of January 31, 2007, the Company had cash on hand in the amount of $35,838. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of January 31, 2007, Molecular USA did not have any off-balance sheet arrangements.

Research and Development

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

Capital Expenditure Commitments

Capital expenditures for the quarter ended January 31, 2007, amounted to $6,988. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Item 3 - Controls and Procedures.

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

Not Applicable.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of Molecular during this quarter.

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).

3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K
Date of Report	Date of Event	Item Reported
March 20, 2007	March 20, 2007	Item 8.01 and 9.01 - Press Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 20, 2007.
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, and a Member of the Board of Directors

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer, Secretary, and a Member of the Board of Directors