Form 10QSB
period 2007-05-30
Molecular Pharmacology (USA) Ltd.
filed 2007-06-15
CIK 1191357

OMB APPROVAL
OMB Number : 3235-00416
Expires: March 31, 2007
Estimated average burden hours per response: ......182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 111,553,740 common shares issued and outstanding as of June 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the six months ended April 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 April 2007	As at 31 October 2006 (audited)
	$	$
Assets

Current
Cash and cash equivalents	27,707	20,322
Amounts receivable	21,804	11,641

	49,511	31,963

Property, plant and equipment (Note 3)	4,719	5,462

	54,230	37,425
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	172,084	139,681
Due to related parties (Note 5)	994,692	726,817

	1,166,776	866,498
Stockholders' deficiency
Capital stock (Note 6)
Authorized
200,000,000 of common shares, par value $0.001
100,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 January 2007 - 111,553,740 common shares, par value $0.001
31 October 2006 - 88,000,000 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(43,265)	(22,919)
Deficit, accumulated during the development stage	(1,287,542)	(1,024,415)

	(1,112,546)	(829,073)

	54,230	37,425

Nature and Continuance of Operations (Note 1) Commitments (Note 0)

On behalf of the Board:

     /s/ Jeff Edwards                  Director
Jeff Edwards

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 14 July 2004 to 30 April 2007	For the three month period ended 30 April 2007	For the three month period ended 30 April 2006	For the six month period ended 30 April 2007	For the six month period ended 30 April 2006
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Analysis	33,942	-	-	-	-
Consulting (Note 5)	914,312	73,703	87,126	170,795	162,940
Depreciation	2,285	367	609	743	705
Office and miscellaneous	82,630	9,596	4,925	2,045	8,095
Professional fees	77,838	11,762	2,952	26,381	4,432
Public relations	2,226	-	-	-	-
Rent	24,249	4,743	1,211	9,822	1,866
Salaries and benefits	36,026	7,570	1,476	7,570	2,216
Transfer agent and filing fees	3,399	65	-	100	-
Travel	87,654	13,134	6,462	25,671	14,280

Net loss before other items	(1,288,300)	(120,940)	(104,761)	(263,127)	(194,534)

Other items
Interest income	758	-	(1)	-	739
Write-off of intangible assets	-	-	992	-	-

Net loss for the period	(1,287,542)	(120,940)	(103,770)	(263,127)	(193,795)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares used in per share calculations		111,553,740	88,000,000	111,553,740	88,000,000

Comprehensive loss
Net loss for the period	(1,287,542)	(120,940)	(103,770)	(263,127)	(193,795)
Foreign currency translation adjustment	(43,265)	(17,664)	12,354	(20,346)	(10,667)

Total comprehensive loss for the period	(1,330,807)	(138,604)	(91,416)	(283,473)	(204,472)

Comprehensive loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 14 July 2004 to 30 April 2007	For the six month period ended 30 April 2007	For the six month period ended 30 April 2006
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,287,542)	(263,127)	(193,795)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	2,285	743	705
Write-off of intangible assets	1,278	-	-
Changes in operating assets and liabilities			-
(Increase) in amounts receivable	(19,578)	(10,163)	(2,629)
Increase in accounts payable and accrued liabilities	117,459	32,403	6,909

	(1,186,098)	(240,144)	(188,810)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,004)	-	(2,673)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,881	-	(2,673)
Cash flows from financing activities
Common shares issued for cash	234,497	-	-
Increase in due to related parties	993,692	267,875	206,051

	1,228,189	267,875	206,051

Effect of exchange rate changes on cash	(43,265)	(20,346)	(10,677)

Increase (decrease) in cash and cash equivalents	27,707	7,385	3,891

Cash and cash equivalents, beginning of period	-	20,322	13,449

Cash and cash equivalents, end of period	27,707	27,707	17,340

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capita l stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(263,127)	-	(263,127)
Cumulative translation adjustment	-	-	-	-	(20,346)	(20,346)

Balance at 30 April 2007	111,553,740	111,554	106,707	(1,287,542)	(43,265)	(1,112,546)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

30 April 2007
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

  On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 0).

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

On 15 March 2007, the Board of Directors approved a change in the Company's financial year-end from 31 October to 30 June. The decision to change the fiscal year-end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's financial statements as at 30 April 2007 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a loss of $263,127 for the six month period ended 30 April 2007 (30 April 2006 - $193,795) and has a working capital deficiency of $1,117,265 at 30 April 2007 (31 October 2006 - working capital deficiency of $834,535).

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

At 30 April 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended 30 April 2007 are not necessarily indicative of the results that may be expected for the year ended 31 October 2007. For further information, refer to the audited financial statements of the Company for the year ended 31 October 2006.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

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
30 April 2007

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending October 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN. 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

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

  Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 30 April 2007	As at 31 October 2006 (Audited)
	$	$	$	$

Office equipment	6,988	2,269	4,719	5,462

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Parties and Related Party Transactions

  As at 30 April 2007, the amount due to related parties includes $1,000 payable to a director of the Company (31 October 2006 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

As at 30 April 2007, the amount due to related parties includes $993,692 payable to PharmaNet (31 October 2006 - $725,817). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the six month period ended 30 April 2007, officers-directors of the Company, and their controlled entities were paid or accrued consulting fees of $39,831 by the Company (six month ended 30 April 2006 - $43,586).

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 30 April 2007	For the year ended 31October 2006 (Audited)
	$	$

Opening balance	725,817	308,492
Funds transferred to the Company by PharmaNet	265,760	296,104
Expenses paid by PharmaNet on behalf of the Company	2,115	121,221

Balance as at 30 April 2007 and 31 October 2006	993,692	725,817

The average amount due to PharmaNet for the period ended 30 April 2007 was $852,723 (year ended 31 October 2006 - $498,650)

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

i. On 10 November 2005, the Company completed a private placement of 1,500,000 units were for proceeds of $150,000. Each unit consists of one common share and two share purchase warrants. Each share purchase warrant entitles the holder to purchase one additional common share of the Company for $0.50 per share anytime on or before two years from the date of the acquisition of the units.

ii. On 21 July 2006 a former director of the Company returned 20,000,000 common shares of the Company to treasury. These common shares were cancelled on 21 July 2006.

Warrants

The following share purchase warrants were outstanding at 31 January 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	0.53

All of the above purchase warrants were issued during the year ended 31 October 2006.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

  Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2007. There are no current or deferred tax expenses for the period ended 30 April 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 April 2007	For the six month period ended 30 April 2006
	$	$

Deferred tax asset attributable to:
Current operations	82,238	99,992
Less: Change in valuation allowance	(82,238)	(99,992)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 30 April 2007 and 31 October 2006 are as follows:

	As at 30 April 2007	As at 31 October 2006 (audited)
	$	$

Net income tax operating loss carryforward	1,287,542	1,024,415

Deferred tax asset	392,883	311,447
Less: Valuation allowance	(392,883)	(311,447)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2007

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:
	For the period ended 30 April 2007	For the period ended 30 April 2006	For the period from the date of inception on 14 July 2004 to 30 April 2007
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(3.6)%	(4.0)%	(3.2)%

Effective rate	30.4%	30.0%	30.8%

As at 30 April 2007, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,287,542, which is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2027.
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
30 April 2007

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

Subsequent Event

Subsequent to 30 April 2007, the Company plans to change its financial year end from 31 October to 30 June (Note 1).

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 April 2007	For the six month period ended 30 April 2007	For the six month period ended 30 April 2006
		$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

Item 2 - Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED APRIL 30, 2007 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the tradename Tripeptafen or any other trade names or trade marks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular and MPLA for the topical application for human use only, and specifically excludes:

●      dermatological or cosmetic use, or tissue repair or tissue regeneration effect;
●      any use or application of the Licensed Product in non-human groups or species; and
●      Thermalife cream, presently owned by Pharmanet, the holding company of MPLA.

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

Results of Operation

For the Quarter ended April 30, 2007, and April 30, 2006.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended April 30, 2007, or since inception.

COMMON STOCK - Molecular has not issued any shares during the most recent quarter. As of the date of March 16, 2007 Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

EXPENSES - Expenses for the six months ended April 30, 2006, was $263,127 and (April 30, 2006 - $194,534).

We expect continued increases in expenses during the next twelve months, as we continue to implement our business plan. We expect the increase to be primarily in development related expenses, such as consulting fees, and additional salary expense as we increase our personnel commensurate with the growth of our operations.

NET CASH USED IN OPERATING ACTIVITIES - For the six months ended April 30, 2007, $240,144 in net cash was used in operating activities as compared to $188,810 having been used in the six month period ended April 30, 2006. The increase in the current quarter is largely due to the increase in business activity of Molecular USA and the legal, accounting and other costs associated with the acquisition of MPLA from Pharmanet.

Molecular USA intends to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Liquidity and Capital Resources

During the six month period ended April 30, 2007, Molecular USA satisfied its working capital needs by borrowing cash from its parent company Pharmanet. As of April 30, 2007, the Company had cash on hand in the amount of $27,707. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of April 30, 2007, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the quarter ended April 30, 2007, amounted to $6,988. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Critical Accounting Policies and Estimates

Our reviewed financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

June 14, 2007.
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, and a Member of the Board of Directors

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer, Secretary, and a Member of the Board of Directors