Form 10KSB
period 2007-06-30
Molecular Pharmacology (USA) Ltd.
filed 2007-10-12
CIK 1191357

OMB APPROVAL
OMB Number:	3235-0420
Expires:	April 30, 2009
Estimated average burden hours per response:	1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ended: June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-50156
Molecular Pharmacology (USA) Limited (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0900799 (IRS Employer Identification No.)

Drug Discovery Centre 28 Oxford Street, Leederville 6007 Perth, Western Australia (Address of principal executive offices)

Issuers telephone number: 011-61-8-9443-3011

Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share (Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:
Yes [ X] No [ ]
Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act. during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

Yes [  ] No [X]

i

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [ ] No [X ]
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

111,553,740 common shares @ $0.07(1) = $808,761.80 as of September 27, 2007

(1) Last close price on September 27, 2007.

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

111,553,740 common shares issued and outstanding as of September 27, 2007

DOCUMENTS INCORPORATED BY REFERENCE None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

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

PART I

Item 1. Description of Business

Business Development -Formation and Reorganization

Molecular USA was incorporated in the state of Nevada on May 01, 2002 under the name "Blue Hawk Ventures, Inc."   Molecular USA changed its name to "Molecular Pharmacology (USA) Limited" on August 29, 2005.   At this same time Molecular USA completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common stock with a par value of $0.001 per share; and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

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

Governmental Regulation

FDA Regulation.  Pharmaceutical products are subject to extensive pre-and post-marketing regulation by the Food and Drug  Administration ("FDA"), including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug's intended use; and approval by the FDA of a New Drug Application, or NDA.

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

Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals.

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

Employees

Molecular USA currently has one employee who we pay a salary of $2,000 per month.  We rely heavily on outside contractors to conduct our business.

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

Dr Chin Joo Goh manages the South East Asian activities while Dr Maud Eijkenboom manages the Australian activities.

On commercial development, MPLA will continue to focus on consolidating the regulatory pathway work in order to prioritise the path to market. Jeff Edwards will work to set-out the strategies designed to maximise the multi-jurisdictional capabilities of MPLA's development teams.

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

Item 2. Description of Property

Molecular USA's office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia.  This office space is rented from Jeff Edwards, our President and Chief Executive Officer, on a month to month basis.  We paid approximately US$ 1,666.50 per month during the eight months ended June 30, 2007.  Our rent is paid in Australian dollars and as a result fluctuates in accordance to currency exchange rates.

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

Quarter Ended(1) (2)	High	Low
June 30, 2007	$0.17	$0.13
March 31, 2007	$0.06	$0.04
December 31, 2006	$0.08	$0.03
September 31, 2006	$0.16	$0.06
June 30, 2006	$0.60	$0.12
March 31, 2006	$0.90	$0.12
December 31, 2005	$2.10	$0.30
September 30, 2005	$1.50	$0.24
June 30, 2005	$0.00	$0.24
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005.

Holders of Common Stock

As of September 27, 2007, there were 16 registered shareholders of Molecular USA's common stock.

Dividends

Molecular USA has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. Molecular USA's current policy is to retain any earnings in order to finance the expansion of its operations. Molecular USA's board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

Not Applicable

Item 6. Management Discussion and Analysis

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2007 AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on May 1, 2002. Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property.

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

Molecular USA entered into a share purchase agreement dated November 25, 2005, to acquire all of the shares of MPLA from Pharmanet (the "Purchase Agreement").   The transaction between the parties closed in escrow with an effective closing date of May 8, 2006.  Molecular USA, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common stock of Molecular USA on closing of the transaction.  Pharmanet now holds approximately 79% of Molecular USA's issued and outstanding common shares.  The business of MPLA is now the business of Molecular USA.

On March 29, 2007, we changed our year end from October 31st of each calendar year to June 30th of each calendar year.  This action was taken to harmonize our year end with Pharmanet which holds 79% of issued and outstanding shares.

2007 Activities and Developments

For the eight month period ended June 30, 2007, our net loss was $377,131 ($0.003 per share). The loss per share was based on a weighted average of 131,553,740 common shares outstanding. For the year ended October 31, 2006, the loss was $508,260 ($0.005 per share) based on a weighted average of 99,357,420 common shares outstanding.  For the year ended October 31, 2005, the loss was $387,667 loss or $0.004 per share based on 88,000,000 common shares outstanding. For the period from inception on July 14, 2004 to June 30, 2007 Molecular USA has an accumulated net loss of $1,401,546.  Molecular has a working capital deficiency of $23,913 ($834,535 as at October 31, 2006).  As a result our auditors have qualified their opinion as having substantial doubt about theour ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder Pharmanet and, if available on satisfactory terms, debt financing.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally and to expand of our business development and marketing programs could be adversely affected.

For the eight month period ended June 30, 2007 and the year ended October 31, 2006 and July 14, 2004 (inception) through June 30, 2007.

REVENUES

REVENUE - Gross revenue for the eight month period ended  June 30, 2007  was $0.00 and $758 for the fiscal year ended October 31, 2006 interest earned on bank deposits ($0 for the fiscal year ended October 31, 2006 and October 31, 2005) and $758 for the period from inception to June 30, 2007. To date, we have not generated any revenues from our business operations.

LOANS - As of June 30, 2007, Pharmanet has loaned Molecular USA a total of $1,138,943 for working capital ($725,817 - October 31, 2006 and $308,492 -October 31, 2005). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK - Net cash provided by financing activities during the eight month period ended June 30, 2007 was $0.00 (October 31, 2006 was $150,000 and nil during the year ended October 31, 2005). On November 10, 2005, Molecular USA completed a private placement of 1,500,000 units for total proceeds of $150,000.  Each unit consists of one share and two share purchase warrants.  Each share purchase warrant is exercisable for one additional common share of Molecular USA for $0.50 per share at anytime on or before two years from the date of acquisition.  These warrants are due to expire November 10, 2007.

EXPENSES

SUMMARY - Total expenses were $377,131 for the eight month period ended June 30, 2007.  Expenses had increased in the year ended October 31, 2006 to $509,018 from $387,667 in the previous year ended October 31, 2005.  A total of $1,402,304,173 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to June 30, 2007.  The increase in costs over the past two years has occurred as the result of Molecular USA's wholly owned subsidiary stepping up its research projects resulting in increase in consulting fees and expenses.  The costs can be subdivided into the following categories.

  Office Expenses: $43,120  in office expenses (for rent and administrative costs) were incurred for the eight month period ended June 30, 2007 as compared to $37,329 for the year ended October 31, 2006 while a total of $118,333 was incurred in the period from inception on July 14, 2004 to June 30, 2006. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the eight month period ended June 30, 2007, $227,844 in consulting and analysis expenses were incurred as compared to $361,696 for the year ended October 31, 2006 and $317,309 for the year ended October 31, 2005.  We have incurred a total of $1,005,308 in the period from inception on July 14, 2004 to June 30, 2007.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the eight month period ended June 30, 2007 we spent $1,430 on advertising and public relations while for the year ended October 31, 2006 we spent $6,107 in this area ($10,379 - October 31, 2005).
  Professional Fees: Molecular USA incurred $55,989 in professional fees for the eight month period ended on June 30, 2007 as compared to $51,457 for the year ended October 31, 2006. From inception to June 30, 2007, we have incurred a total of $107,446 in professional fees mainly spent on legal and accounting matters.

  Travel Costs: Molecular USA incurred $31,615 in travel costs for the fiscal eight month period ended on June 30, 2007 as compared to $45,204 for the year ended October 31, 2006 and $16,779 for the year ended October 31, 2005.  This increase can largely be attributed to our attendance at key pharmacology trade shows and the expense of visiting various research facilities we have ongoing trials or research projects.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $16,008 in salaries and benefits for the fiscal eight month period ended June 30, 2007 and while $2,652 was incurred for the year ended October 31, 200. For the period July 14, 2004 (inception) through June 30, 2007, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2007.  There are no current or deferred tax expenses for the period ended June 30, 2007 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Off-Balance Sheet Arrangement

As of June 30, 2007, we have had no off-balance sheet arrangements.

Research and Development

Since the acquisition of MPLA, Molecular USA has adopted MPLA's research and development program to:

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

Capital Expenditure Commitments

Capital expenditures the eight month period ended June 30, 2007 amounted to $732 ($3,697 for the year ended October 31, 2006) Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company's fiscal year ending 31 October 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 November 2008. The Company is currently reviewing the impact of this statement.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is  effective for fiscal years beginning after 15 December  2006.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS Statement No. 140.  SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Stock-based compensation

On February 1, 2006, we  adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  Before February 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  We adopted SFAS No. 123(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to February 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Item 7. Financial Statements

Auditor's Report dated September 11, 2007.

Consolidated Balance Sheets as at June 30, 2007 and October 31, 2006.

Consolidated Statements of Operations for the eight month period ended June 30, 2007 and for the year ended October 31, 2006.

Consolidated Statement of Stockholders' Equity for the eight month period ended June 30, 2007 and for the year ended October 31, 2006.

Consolidated Statements of Cash Flows for the eight month period ended June 30, 2007 and for the year ended October 31, 2006.

Notes to Consolidated Financial Statements

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

James Stafford

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
*Incorporated professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the consolidated balance sheets of Molecular Pharmacology (USA) Limited as at 30 June 2007 and 31 October 2006 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for the eight month period ended 30 June 2007 and for the year ended 31 October 2006.  We have also audited the consolidated statements of operations, cash flows and changes in stockholders' deficiency for the period from the date of inception on 14 July 2004 through 30 June 2007, except that we did not audit these financial statements for the period from the date of inception on 14 July 2004 through 31 October 2005 nor for the year ended 31 October 2005; those statements were audited by other auditors whose report dated 1 December 2005, expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2007 and 31 October 2006 and the results of its operations, its cash flows and its changes in stockholders' deficiency for the eight month period ended 30 June 2007, for the year ended 31 October 2006 and for the period from the date of inception on 14 July 2004 to 30 June 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

11 September 2007

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 June 2007	As at 31 October 2006
	$	$
Assets

Current
Cash and cash equivalents	20,994	20,322
Amounts receivable	21,302	11,641

	42,296	31,963

Property, plant and equipment (Note 3)	5,169	5,462

	47,465	37,425
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	66,209	139,681
Due to related parties (Note 5)	-	726,817

	66,209	866,498

Due to related parties (Note 5)	1,292,896	-

	1,359,105	866,498

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2007 - 111,553,740 common shares, par value $0.001
31 October 2006 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(128,355)	(22,919)
Deficit, accumulated during the development stage	(1,401,546)	(1,024,415)

	(1,311,640)	(829,073)

	47,465	37,425

Nature and Continuance of Operations (Note 1) and Commitments (Note 8)

On behalf of the Board:

"Jeff Edwards"                                            Director

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2007	For the eight month period ended 30 June 2007	For the year ended 31 October 2006	For the year ended 31 October 2005
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	3,881	10,379
Analysis	33,947	-	-	33,947
Consulting (Note 5)	971,361	227,844	361,696	283,362
Depreciation	2,567	1,025	1,480	62
Office and miscellaneous	90,574	29,788	29,309	21,939
Professional fees	107,446	55,989	51,457	-
Public relations	3,656	1,430	2,226	-
Rent	27,759	13,332	8,020	4,689
Salaries and benefits	44,464	16,008	2,652	16,510
Transfer agent and filing fees	3,193	100	3,093	-
Travel	93,598	31,615	45,204	16,779

Net loss before other item	(1,402,304)	(377,131)	(509,018)	(387,667)

Other item
Interest income	758	-	758	-

Net loss for the period	(1,401,546)	(377,131)	(508,260)	(387,667)

Basic and diluted loss per common share		(0.003)	(0.005)	(0.004)

Weighted average number of common shares used in per share calculations		131,553,740	99,357,420	88,000,000

Comprehensive loss
Net loss for the period	(1,401,546)	(377,131)	(508,260)	(387,667)
Foreign currency translation adjustment	(128,355)	(105,436)	(16,222)	(161)

Total comprehensive loss for the period	(1,529,901)	(482,567)	(524,482)	(387,828)

Comprehensive loss per common share		(0.004)	(0.005)	(0.004)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2007	For the eight month period ended 30 June 2007	For the year ended 31 October 2006	For the year ended 31 October 2005
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,401,546)	(377,131)	(508,260)	(387,667)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	2,567	1,025	1,480	62
Write-off of intangible assets	1,278	-	1,278	-
Changes in operating assets and liabilities
(Increase) in amounts receivable	(19,076)	(9,661)	(4,891)	(4,524)
Increase (decrease) in accounts payable and accrued liabilities	11,584	(73,472)	82,967	2,089

	(1,405,193)	(459,239)	(427,426)	(390,040)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,736)	(732)	(3,967)	(3,037)
Purchase of intangible assets	(1,278)	-	-	(426)
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	37,163	-

	28,149	(732)	33,196	(3,463)

Cash flows from financing activities
Common shares issued for cash	234,497	-	-	234,496
Increase in due to related parties	1,291,896	566,079	417,325	172,617

	1,526,393	566,079	417,325	407,113

Effect of exchange rate changes on cash	(128,355)	(105,436)	(16,222)	(161)

Increase in cash and cash equivalents	20,994	672	6,873	13,449

Cash and cash equivalents, beginning of period	-	20,322	13,449	-

Cash and cash equivalents, end of period	20,994	20,994	20,322	13,449

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

	Number of common shares issued	Capital stock	Additional paid- in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

30 June 2007

1.            Nature and Continuance of Operations

Molecular Pharmacology (USA) Limited (the "Company") was incorporated in the state of Nevada on 1 May 2002 under the name Blue Hawk Ventures, Inc.  The Company changed its name to Molecular Pharmacology (USA) Limited on 29 August 2005.  At the same time, the Company completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 300,000,000 shares of common stock with a par value of $0.001 per share.

The Company has changed its year end and reporting period to 30 June 2007.

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
30 June 2007

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

The Company's financial statements as at 30 June 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $377,131 for the eight month period ended 30 June 2007 (31 October 2006 - $508,260 and 31 October 2005 - $387,667) and has a working capital deficiency of $23,913 at 30 June 2007 (31 October 2006 - $834,535).

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

At 30 June 2007, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars.

Basis of consolidation

These consolidated financial statements include the accounts of MPLA since its incorporation on 14 July 2004 and MPLA USA since the reverse acquisition on 8 May 2006 (Note 1).  All intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company's operations are in Australia and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates.  The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
(Expressed in U.S. Dollars)
30 June 2007

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciation is provided over their estimated economic lives at the following rates:

Office equipment	15% declining balance

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2007, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

Stock-based compensation

Effective 1 February 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  Before 1 February 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 February 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company's financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company's fiscal year ending 31 October 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 November 2008. The Company is currently reviewing the impact of this statement.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is  effective for fiscal years beginning after 15 December  2006.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS Statement No. 140.  SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

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

3.            Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 30 June 2007	As at 31 October 2006
	$	$	$	$

Office equipment	7,726	2,557	5,169	5,462

During the eight month period ended 30 June 2007, total additions to property, plant and equipment were $900 (31 October 2006 - $Nil).

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.        Due to Related Parties and Related Party Transactions

As at 30 June 2007, the amount due to related parties includes $1,000 payable to a director of the Company  or an officer of Pharmanet (31 October 2006 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2007, the amount due to related parties includes $152,953 payable to a director of the Company or an officer of Pharmanet (31 October 2006 - $Nil).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2007, the amount due to related parties includes $1,138,943 payable to PharmaNet (31 October 2006 - $725,817).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

During the eight month period ended 30 June 2007, a director of the Company or an officer of Pharmanet, and their controlled entities were paid or accrued consulting fees of $121,136 by the Company (for the year ended 31 October 2006 - $236,599, year ended 31 October 2005 - $210,231, year ended 31 October 2004 - $49,613, cumulative - $617,579).

During the eight month period ended 30 June 2007, a director of the Company or an officer of Pharmanet, and their controlled entities were paid or accrued rental fees of $12,987 by the Company (for the year ended 31 October 2006 - $Nil, year ended 31 October 2005 - $Nil, year ended 31 October 2004 - $Nil, cumulative -$12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$

Opening balance, beginning of period	725,817	308,492
Funds transferred to the Company by PharmaNet	347,316	296,104
Expenses paid by PharmaNet on behalf of the Company	2,730	121,221
Foreign currency translation adjustment	63,080	-

	1,138,943	725,817

The average amount due to PharmaNet for the eight month period ended 30 June 2007 was $895,415 (for the year ended 31 October 2006 - $498,650).

6.        Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

On 29 August 2005, the Company altered its authorized capital by increasing authorized common shares with a par value of $0.001 from 25,000,000 to 300,000,000 common shares.

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

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

Warrants

The following share purchase warrants were outstanding at 30 June 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	0.28

All of the above purchase warrants were issued during the year ended 31 October 2006 and expire on 10 November 2007.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

7.               Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2007.  There are no current or deferred tax expenses for the period ended 30 June 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

The provision for refundable federal income tax consists of the following:

	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$

Deferred tax asset attributable to:
Current operations	118,703	156,600
Less: Change in valuation allowance	(118,703)	(156,600)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 30 June 2007 and 31 October 2006 are as follows:

	As at 30 June 2007	As at 31 October 2006
	$	$

Net income tax operating loss carryforward	1,401,546	1,024,415

Deferred tax asset	433,836	311,447
Less: Valuation allowance	(433,836)	(311,447)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	For the period from the date of inception on 14 July 2004 to 30 June 2007	For the period ended 30 June 2007	For the year ended 31 October 2006
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(3.0)%	(2.5)%	(3.2)%

Effective rate	31.0%	31.5%	30.8%

As at 30 June 2007, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,401,546, which is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2027.

8.              Commitments

            On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA (the "Distribution Agreement") (Note 0).

The basic terms of the Distribution Agreement are as follows:

i.           MPLA has granted exclusive distribution rights to the Company to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the Distribution Agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions);

ii.          the Company paid MPLA $1,000 upon the date of execution of the Distribution Agreement and is required to pay $100,000 six months from the date of execution of the Distribution Agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Distribution Agreement (the "Commencement Date"), whichever occurs first;

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

iii.             the Company is also required to pay MPLA a royalty of 5% as set out in the Distribution Agreement;

iv.             MPLA will supply all Licensed Products to the Company under the Distribution Agreement;

v.              MPLA is responsible for obtaining all necessary regulatory approvals for the licensed product in the United States; and

vi.             the Distribution Agreement is for a one year term from the "Commencement Date" and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

           The $100,000 payment to MLPA according to the terms of the Distribution Agreement has not yet been made.

9.               Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2007	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
		$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	16,236
Amounts receivable acquired on recapitalization of the Company	2,226	-	2,226
Accounts payable assumed on recapitalization of the Company	54,624	-	54,624
Due to related party assumed on recapitalization of the Company	1,000	-	1,000

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2007

10.           Segmented Information

Details on a geographic basis as at 30 June 2007 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	44,526	2,939	47,465
Loss for the year	(112,648)	(264,483)	(377,131)

Details on a geographic basis as at 31 October 2006 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	27,458	9,967	37,425
Loss for the year	(405,195)	(103,065)	(508,260)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Molecular USA had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

Item 8A.  Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.

Based upon their evaluation of our controls, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of June 30, 2007, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 8A(T) - Controls and Procedures

See Item 8A - Controls and Procedures above.

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of September 27, 2007 and June 30, 2007. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey D. Edwards	55	President and Chief Executive Officer Director	October 28, 2005
Simon Watson	64	Director, Chief Financial Officer and Corporate Secretary	June 7, 2006

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

Family relationships

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

Audit Committee Financial Expert

We do not have a member on our Board of Directors that has been designated as an audit committee "financial expert."  We do not believe that the addition of such an expert would add anything meaningful to the Company at this time.  It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development.  In order to entice such a director to join our Board of Directors we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

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

Audit Committee

Molecular USA has a designated audit committee consisting of Messrs. Edwards and Watson.  Neither of these individuals meet the independent requirements for an audit committee member.  Molecular USA's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  Molecular USA has adopted an audit committee charter.

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

Code of Ethics

Molecular USA has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  A copy of Molecular USA's adopted code of ethics is attached to this annual report.  Molecular USA undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Molecular USA at 011-61-8-9443-3011 to request a copy of Molecular USA's code of ethics. Management believes Molecular USA's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

CONTINUED ON NEXT PAGE

Item 10. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the eight months ended June 30, 2007 and the last three complete fiscal years.  No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen-sation
		Salary	Bonus	Other Annual Compen-sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
John Palermo Corporate Secretary, Pharmanet(1)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$134,123 $236,599 $210,231
Jeffery D. Edwards, President, CEO and Director(2)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$ 53,834 $ 33,646 $ 0
Simon Watson, CFO, Secretary and Director(3)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ian Downs, CEO and Director(4)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Byron Cox, Former President, Acting CEO and Director(5)	2007 2006 2005 2004	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil
Notes:
(1)	Mr. John Palermo is the Corporate Secretary of Pharmanet. He is not a director or officer of Molecular USA. Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the eight month period ended June 30, 2008 and the fiscal year ended October 31, 2006 and 2005. Mr. Palermos or entities controlled by him also were paid or accrued rental fees of $12,987 during the eight month period ended June 30, 2007.
(2)	Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006. Mr. Edwards or entities controlled by him were paid or accrued consulting fees during the eight month period ended June 30, 2008 and the fiscal year ended October 31, 2006.
(3)	Mr. Watson was appointed to the office of Chief Financial Officer, Secretary and director of Molecular US on June 7, 2006
(4)	Mr. Ian Downs was appointed to the office of President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of Molecular USA on October 13, 2005. Mr. Downs resigned as an officer and director of Molecular USA on July 20, 2006.

(4)	Mr. Byron Cox was appointed President, Acting Chief Executive Officer and a director of Molecular USA on May 2, 2002. Mr. Cox resigned as President, Acting CEO and as a director of Molecular USA on October 13, 2005.

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

Board of Directors Report on Executive Compensation

The Board of Directors of Molecular USA is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Molecular USA. The goals of Molecular USA are to align compensation with business objectives and performance and to enable Molecular USA to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Molecular USA. Molecular USA will provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied to performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, Molecular USA may set up a pension plan or similar retirement plans.

Molecular USA has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Stock Options/SAR Grants

During the eight month period ended June 30, 2007 and the year ended October 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the eight month period ended June 30, 2007 or the year ended October 31, 2006 and there were no stock options or stock appreciation rights outstanding on June 30, 2007 or October 31, 2006.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the eight month period ended June 30, 2007 or since our inception.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at September 27, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Jeffery Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Simon Watson 17 Ord Street West Perth, 6005 Western Australia	0	0%
Directors and Executive Officers as a Group(3)	0	0%

Notes:
(1)	Based on 111,553,740 shares of common stock issued and outstanding as of September 27, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage is calculated assuming the options held by the officers and directors have been exercised.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company

Item 12. Certain Relationships and Related Transactions, and Directors Independence.

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

As at June 30, 2007, we owe $1,000 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced by him to us (October 31, 2006 -$1,000).  The advances do not carry an interest rate and are due on demand.

As of June 30, 2007, we owed $1,138,943 to PharmaNet for loans advanced to us ($725,817 as at October 31, 2006 and $308,492 as at October 31, 2005).  Pharmanet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2007 we owed $152,953 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced to us (October 31, 2006 -$0.00).

 During the eight months ended June 30, 2007, officers and directors of Molecular USA and companies controlled by them were paid or accrued consulting fees of $121,136 (for the year ended: October 31, 2006 -$236,599; October 31, 2005 -$$210,231; and October 31, 2004 -$49,613. Cumulative since inception -$617,579).

During the eight months ended June 30, 2007, officer s and directors of Molecular USA or companies controlled by them were paid or accrued rental fees of $12,987 (for the year ended: October 31, 2006 -$0.00; October 31, 2005 -$0.00; and October 31, 2004 -$0.00.  Cumulative since inception -$12,987).

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit Number and Exhibit Title

2.1	Share Purchase Agreement dated November 25, 2005 to acquire Molecular Pharmacology Limited (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed January 23, 2003)
3.2	Certificate of Amendment to Articles of Incorporation, dated July 15, 2002 (incorporated by reference from our Form 10-SB, filed January 23, 2003)
3.3	Certificate of Amendment to Articles of Incorporation, dated August 29, 2005
3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed May 2002
14.1	Code of Ethics (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
21	Subsidiaries of Molecular USA (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
99.2	Audit Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)

Reports of Form 8-K

Date of Report	Date of Event	Item Reported
June 19, 2007	June 18, 2007	Item 8.01 and 9.01 - Press Release
June 19, 2007	June 18, 2007	Item 8.01 and 9.01 - Press Release
May 9, 2007	May 7, 2007	Item 8.01 and 9.01 - Press Release
May 2, 2007	May 1, 2007	Item 8.01 and 9.01 - Press Release
April 25, 2007	April 24, 2007	Item 8.01 and 9.01 - Press Release
March 29, 2007	March 29, 2007	Item 5.03 and 9.01 - Press Release - Change of Fiscal Year End
July 28, 2006	July 28, 2006	Item 8.01 and 9.01 - Press Release.
July 21, 2006	July 20, 2006	Item 5.02 and 9.01 - Resignation of Ian Downs and Press Release appointing new officer.
July 21, 2006	July 19, 2006	Items 8.01 and 9.01 - Press Release -Cancellation of Shares

Item 14. Principal Accountant Fees and Services

Fees and Services

Our principal accountant, James Stafford Chartered Accountants, billed an aggregate of $9,480 for the eight month period ended June 30, 2007 and for professional services rendered for the audited of the Company's annual financial statements and review of the financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the eight month period ended June 30, 2007 and the fiscal year ended June 30, 2006 for professional services rendered by our principal accountants:

	Eight month period ended June 30 2007	Fiscal year ended October 31, 2006
Audit fees*	$18,800	$20,611
Audit-related fees	6,366	9,008
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$25,166	$29,619

*     Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Pre-Approval Policies and Procedures

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer and Secretary

DATE:	October 12, 1007

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer
Date:	October 12, 2007

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer and Secretary

DATE:	October 12, 2007