Form 10QSB
period 2007-09-30
Molecular Pharmacology (USA) Ltd.
filed 2007-11-16
CIK 1191357

OMB APPROVAL
OMB Number : 3235-00416
Expires: April 30, 2010
Estimated average burden hours per response:.....182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  111,553,740 common shares issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The information in this report for the three months ended September 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular USA's financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the eight month period ended June 30, 2007, in the Form 10KSB filed with the SEC on October 12, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 200	As at 30 June 2007 (audited)
	$	$
Assets

Current
Cash and cash equivalents	-	20,994
Amounts receivable	19,515	21,302

	19,515	42,296

Property, plant and equipment (Note 4)	4,805	5,169

	24,320	47,465
Liabilities

Current
Bank indebtedness (Note 3)	34,914	-
Accounts payable and accrued liabilities (Note 5)	58,695	66,209

	93,609	66,209

Due to related parties (Note 6)	1,295,674	1,292,896

	1,389,283	1,359,105

Stockholders' deficiency
Capital stock (Note 7)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
30 September 2007 - 111,553,740 common shares, par value $0.001
30 June 2007 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(187,368)	(128,355)
Deficit, accumulated during the development stage	(1,395,856)	(1,401,546)

	(1,364,963)	(1,311,640)

	24,320	47,465

Nature and Continuance of Operations (Note 1) and Commitments (Note 9)

On behalf of the Board:

/s/ Jeff Edwards
                                                                        Director
Jeff Edwards

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 31 October 2006
	$	$	$

Expenses
Advertising and promotion	23,739	-	251
Analysis	33,947	-	-
Consulting (Note 6)	1,003,958	32,597	130,115
Depreciation	2,914	347	381
Office and miscellaneous	100,950	10,376	10,645
Professional fees	120,473	13,027	31,754
Public relations	4,221	565	-
Rent	27,759	-	4,140
Salaries and benefits	44,464	-	50
Transfer agent and filing fees	3,243	50	-
Travel	97,411	3,813	14,728

Net loss before other items	(1,463,079)	(60,775)	(192,064)

Other items
R&D tax refund	67,223	66,465	15

Net income (loss) for the period	(1,395,856)	5,690	(192,049)

Basic and diluted income (loss) per common share		0.01	(0.01)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740

Comprehensive loss
Net income (loss) for the period	(1,395,856)	5,690	(192,049)
Foreign currency translation adjustment	(187,368)	(59,013)	422

Total comprehensive loss for the period	(1,583,224)	(53,323)	(191,627)

Comprehensive loss per common share		(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 31 October 2006
	$	$	$

Cash flows from (used in) operating activities
Net income (loss) for the period	(1,395,856)	5,690	(192,049)
Adjustments to reconcile income (loss) to net cash used by operating activities
Depreciation	2,914	347	381
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(17,289)	1,787	(252)
Increase (decrease) in accounts payable and accrued liabilities	4,070	(7,514)	67,804

	(1,404,883)	310	(124,116)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(7,719)	17	(20)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,166	17	(20)

Cash flows from financing activities
Common shares issued for cash	234,497	-	-
Increase in due to related parties	1,294,674	2,778	120,932

	1,529,171	2,778	120,932

Effect of exchange rate changes on cash	(187,368)	(59,013)	422

Decrease in cash and cash equivalents	(34,914)	(55,908)	(2,782)

Cash and cash equivalents, beginning of period	-	20,994	23,104

Cash and cash equivalents, end of period (Note 3)	(34,914)	(34,914)	20,322

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the period	-	-	-	5,690	-	5,690
Cumulative translationn adjustment	-	-	-	-	(59,013)	(59,013)

Balance at 30 September 2007	111,553,740	111,554	106,707	(1,395,856)	(187,368)	(1,364,963)

The accompanying notes are an integral part of these financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Limited ("MPLA").  MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.  Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 9).

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's financial statements as at 30 September 2007 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has income of $5,690 for the three month period ended 30 September 2007 (31 October 2006 - loss of $192,049) and has a working capital deficiency o$74,094 at 30 September 2007.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2008.  However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2007, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars.

Basis of consolidation

These interim consolidated financial statements include the accounts of MPLA since its incorporation on 14 July 2004 and MPLA USA since the reverse acquisition on 8 May 2006 (Note 1).  All intercompany balances and transactions have been eliminated.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2007, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

3.            Bank indebtedness

         This amount consists of cash in trust of $2,939 and bank indebtedness of $31,975. The bank indebtedness bears interest at prime plus 1% per annum.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

4.            Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 30 September 2007	As at 30 June 2007 (audited)
	$	$	$	$

Office equipment	7,726	2,921	4,805	5,169

5.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.            Due to Related Parties and Related Party Transactions

As at 30 September 2007, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2007 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2007, the amount due to related parties includes $110,885 payable to a director of the Company or an officer of PharmaNet (30 June 2007 - $152,953).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2007, the amount due to related parties includes $1,183,789 payable to PharmaNet (30 June 2007 - $1,138,943).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the three month period ended 30 September 2007, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $27,877 by the Company and were paid or accrued travel expense reimbursements on behalf of the Company of $3,813.

During the three month period ended 30 September 2007, director of the Company or an officer of Pharmanet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (for the eight month period ended 30 June 2007 - $12,987, cumulative - $16,672).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 30 September 2007	For the eight month period ended 30 June 2007 (audited)
	$	$

Opening balance	1,138,943	725,817
Funds transferred to the Company by PharmaNet	(8,474)	347,316
Expenses paid by PharmaNet on behalf of the Company	567	2,730
Foreign currency translation adjustment	52,753	63,080

Balance as at 30 September 2007 and 30 June 2007	1,183,789	1,138,943

The average amount due to PharmaNet for the three month period ended 30 September 2007 was $1,148,511 (for the eight month period ended 30 June 2007 - $895,415).

7.                  Capital Stock

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

Warrants

The following share purchase warrants were outstanding at 30 September 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.50	3,000,000	0.11

All of the above purchase warrants were issued during the year ended 31 October 2006 and expire on 10 November 2007.

Each offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

8.            Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2007.  There are no current or deferred tax expenses for the period ended 30 September 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 September 2007	For the eight month period ended 30 June 2007 (audited)
	$	$

Deferred tax asset attributable to:
Current operations	(1,022)	118,703
Less: Change in valuation allowance	1,022	(118,703)

Net refundable amount	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

The composition of the Company's deferred tax assets as at 30 September 2007 and 30 June 2007 are as follows:

	As at 30 September 2007	As at 30 June 2007 (audited)
	$	$

Net income tax operating loss carryforward	1,395,856	1,401,546

Deferred tax asset	432,814	433,836
Less: Valuation allowance	(432,814)	(433,836)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	For the period from the date of inception on 14 July 2004 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 31 October 2006
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(3.0)%	(2.5)%	(3.2)%

Effective rate	31.0%	31.5%	30.8%

As at 30 September 2007, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,395,856, which is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2027.

9.            Commitments

On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA, (the "Distribution Agreement") (Note 1).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

10.              Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 31 October 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

Item 2.  Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE FIRST QUARTER PERIOD ENDED SEPTEMBER 30, 2007 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

  form an audit committee in compliance with SOA;

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

Results of Operation

For the Quarter ended September 30, 2007, and October 31, 2006.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended September 30, 2007, or since inception.

COMMON STOCK - Molecular has not issued any shares during the most recent quarter.  As of the date of November 14, 2007 Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $60,775 for the three month period ended September 30, 2007.  Expenses had decreased during this past quarter as compared to the three month period ended October 31, 2006 - $192,064. A total of $1,463,079 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to September 30, 2007.  The increase in costs over the past two years has occurred as the result of Molecular USA's wholly owned subsidiary stepping up its research projects resulting in increase in consulting fees and expenses.  The costs can be subdivided into the following categories.

  Office Expenses: $10,376  in office expenses (for rent and administrative costs) were incurred for the three month period ended September 30, 2007 as compared to $10,645 for the three month period ended October 31, 2006; while a total of $100,950 was incurred in the period from inception on July 14, 2004 to September 30, 2007. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the three month period ended September 30, 2007, $32,597 in consulting and analysis expenses were incurred as compared to $130,115 during the three month period  ended October 31, 2006 and $317,309 for the year ended October 31, 2005.  We have incurred a total of $1,037,905 in consulting and analyst fees since our inception on July 14, 2004 to September 30, 2007.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the three month period ended September 30, 2007 we spent $565 on advertising and public relations while for the three month period ended October 31, 2006 we spent $251 in this area; while a total of $27,960 has been incurred in this area during the period from inception on July 14, 2004 to September 30, 2007.
  Professional Fees: Molecular USA incurred $13,027 in professional fees for the three month period ended on September 30, 2007 as compared to $31,754 for the three month period ended October 31, 2006. From inception to September 30, 2007, we have incurred a total of $120,473 in professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $3,813 in travel costs for the fiscal three month period ended on September 30, 2007 as compared to $14,728 for the three month period ended October 31, 2006 and $97,411 has been incurred in the period from inception on July 14, 2004 to September 30, 2007.  This decrease reflects limited travel expense this quarter to just visiting various research facilities we have ongoing trials or research projects.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the three month period ended September 30, 2007 and while $50 was incurred during the three month period ended October 31, 2006. For the period July 14, 2004 (inception) through September 30, 2007, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to September 30, 2007.  There are no current or deferred tax expenses for the period ended September 30, 2007 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended September 30, 2007, Molecular USA satisfied its working capital needs by borrowing cash from its parent company Pharmanet.  As of September 30, 2007, the Company had cash and cash equivalents on hand in the amount of $0, cash in trust $2,939 and bank indebtedness of $31,975 ($20,994 - June 30, 2007).  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our majority shareholder Pharmanet.

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

Off-Balance Sheet Arrangement

As of September 30, 2007, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the quarter ended September 30, 2007, amounted to $ Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Critical Accounting Policies and Estimates

Our quarterly financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

 Item 3.  Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.

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

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of September 30, 2007, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 3(T) - Controls and Procedures

See Item 3 - Controls and Procedures above.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

Not Applicable.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of Molecular during this quarter.

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

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

November 14, 2007.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, and a Member of the Board of Directors

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer, Secretary, and a Member of the Board of Directors