Form 10QSB
period 2007-12-31
Molecular Pharmacology (USA) Ltd.
filed 2008-02-14
CIK 1191357

OMB APPROVAL
OMB Number : 3235-00416
Expires: April 30, 2010
Estimated average burden hours per response: ……182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-50156
Molecular Pharmacology (USA) Limited (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	71-0900799 (IRS Employer Identification No.)

Drug Discovery Research Centre 284 Oxford Street, Leederville 6007 Perth, Western Australia (Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  111,553,740 common shares issued and outstanding as of February 13, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The information in this report for the six months ended December 31, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular USA’s financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the eight month period ended June 30, 2007, in the Form 10KSB filed with the SEC on October 12, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2007	As at 30 June 2007 (audited)
	$	$
Assets

Current
Cash and cash equivalents	70,148	20,994
Amounts receivable	12,738	21,302

	82,886	42,296

Property, plant and equipment (Note 3)	4,446	5,169

	87,332	47,465
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	59,148	66,209

	59,148	66,209

Due to related parties (Note 5)	1,432,399	1,292,896

	1,491,547	1,359,105

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2007 – 111,553,740 common shares, par value $0.001
30 June 2007 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(170,974)	(128,355)
Deficit, accumulated during the development stage	(1,451,502)	(1,401,546)

	(1,404,215)	(1,311,640)

	87,332	47,465

Nature and Continuance of Operations (Note 1) and Commitments (Note 8)

On behalf of the Board:

   /s/ Jeff Edwards
Director
Jeff Edwards

The accompanying notes are an integral part of these financial statements

Molecular Pharmacology (USA) Limited
A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 December 2007	For the three month period ended 31 December 2007	For the three month period ended 31 January 2007	For the six month period ended 31 December 2007	For the six month period ended 31 January 2007
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	251
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,025,863	21,905	97,092	54,502	227,207
Depreciation	3,280	366	371	713	752
Office and miscellaneous	109,118	8,168	12,454	18,544	23,099
Professional fees	144,536	24,063	14,619	37,090	46,373
Public relations	4,221	-	-	565	-
Rent	27,759	-	5,079	-	9,219
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	5,082	1,839	35	1,889	85
Travel	98,408	997	12,537	4,810	27,265

Net loss before other items	(1,520,417)	(57,338)	(142,187)	(118,113)	(334,251)

Other items
R&D tax refund	68,915	1,692	-	68,157	15

Net loss for the period	(1,451,502)	(55,646)	(142,187)	(49,956)	(334,236)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,451,502)	(55,646)	(142,187)	(49,956)	(334,236)
Foreign currency translation adjustment	(170,974)	16,394	(2,682)	(42,619)	(2,260)

Total comprehensive loss for the period	(1,622,476)	(39,252)	(144,869)	(92,575)	(336,496)

Comprehensive loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 December 2007	For the six month period ended 31 December 2007	For the six month period ended 31 January 2007
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,451,502)	(49,956)	(334,236)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation (Note 3)	3,280	713	752
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(10,512)	8,564	(1,959)
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	4,523	(7,061)	94,420

	(1,452,933)	(47,740)	(241,023)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,726)	10	(20)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,159	10	(20)

Cash flows from financing activities
Common shares issued for cash (Note 6)	234,497	-	-
Increase in due to related parties (Note 5)	1,431,399	139,503	256,037

	1,665,896	139,503	256,037

Effect of exchange rate changes on cash	(170,974)	(42,619)	(2,260)

Decrease in cash and cash equivalents	70,148	49,154	12,734

Cash and cash equivalents, beginning of period	-	20,994	23,104

Cash and cash equivalents, end of period	70,148	70,148	35,838

The accompanying notes are an integral part of these financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders’ deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash – January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited – Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares – July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net loss for the period	-	-	-	(49,956)	-	(49,956)
Cumulative translation adjustment	-	-	-	-	(42,619)	(42,619)

Balance at 31 December 2007	111,553,740	111,554	106,707	(1,451,502)	(170,974)	(1,404,215)

The accompanying notes are an integral part of these financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

1.            Nature and Continuance of Operations

Molecular Pharmacology (USA) Limited (the “Company”) was incorporated in the state of Nevada on 1 May 2002 under the name Blue Hawk Ventures, Inc.  The Company changed its name to Molecular Pharmacology (USA) Limited on 29 August 2005.  At the same time, the Company completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 200,000,000 shares of common stock with a par value of $0.001 per share; and 100,000,000 shares of preferred stock with a par value of $0.001 per share.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company is devoting all of its present efforts to securing and establishing a new business and its current planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

Up until the fall of 2005, the Company was in the business of mineral exploration and development of a mineral property.  The Company allowed the option on its mineral claim to lapse in the fall of 2005.

On 13 October 2005, the Company entered into a distribution and supply agreement (the “Distribution Agreement”) with Molecular Pharmacology Limited (“MPLA”).  MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet Group Limited (“PharmaNet”), an Australian company listed on the Australian Stock Exchange.  Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain “Licensed Products”, as defined in the agreement (Note 8).

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

The Company completed a share purchase agreement on 8 May 2006 with PharmaNet.  Under the terms of the agreement the Company acquired 100% of the issued and outstanding shares of MPLA (the “Purchase Agreement”).  The Company, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common shares of the Company on the closing of the transaction.  The issuance of 88,000,000 common shares of the Company constituted an acquisition of control of the Company by PharmaNet.  The transaction has been accounted for as a recapitalization of the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

MPLA was incorporated on 14 July 2004 under the laws of Australia.  The accompanying financial statements are the historical financial statements of MPLA.

On 15 March 2007, the Board of Directors approved a change in the Company’s financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company’s financial results to others in the industry, and to synchronize the Company’s fiscal reporting with MPLA.

The Company’s financial statements as at 31 December 2007 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $49,956 for the six month period ended 31 December 2007 (31 January 2007 – loss of $334,236) and has working capital of $23,738 at 31 December 2007.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2008.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2007, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a developmental stage company for interim financial information and are expressed in U.S. dollars.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

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

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Australia and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Foreign currency translation

The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2007, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Stock-based compensation

Effective 1 February 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  Before 1 February 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 February 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending October 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on November 1, 2008. The Company is currently reviewing the impact of this statement.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is  effective for fiscal years beginning after 15 December  2006.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS Statement No. 140.  SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

3.       Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 31 December 2007	As at 30 June 2007 (audited)
	$	$	$	$

Office equipment	7,726	3,280	4,446	5,169

4.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.       Due to Related Parties and Related Party Transactions

As at 31 December 2007, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2007 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2007, the amount due to related parties includes $52,670 payable to a director of the Company or an officer of PharmaNet (30 June 2007 – $152,953).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2007, the amount due to related parties includes $1,378,729 payable to PharmaNet (30 June 2007 – $1,138,943).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the six month period ended 31 December 2007, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $46,413 by the Company (30 June 2007 – $121,136).

During the six month period ended 31 December 2007, a director of the Company or an officer of Pharmanet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (30 June 2007 – $12,987).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 31 December 2007	For the eight month period ended 30 June 2007 (audited)
	$	$

Opening balance	1,138,943	725,817
Funds transferred to the Company by PharmaNet	205,247	347,316
Expenses paid by PharmaNet on behalf of the Company	690	2,730
Foreign currency translation adjustment	33,849	63,080

Balance as at 31 December 2007 and 30 June 2007	1,378,729	1,138,943

The average amount due to PharmaNet for the six month period ended 31 December 2007 was $1,298,413 (for the eight month period ended 30 June 2007 – $895,415).

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
31 December 2007

ii.      On 21 July 2006 a former director of the Company returned 20,000,000 common shares of the Company to treasury.  These common shares were cancelled on 21 July 2006.

7.      Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2007.  There are no current or deferred tax expenses for the period ended 31 December 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 December 2007	For the eight month period ended 30 June 2007 (audited)
	$	$

Deferred tax asset attributable to:
Current operations	16,987	118,703
Less: Change in valuation allowance	(16,987)	(118,703)

Net refundable amount	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

The composition of the Company’s deferred tax assets as at 31 December 2007 and 30 June 2007 are as follows:

	As at 31 December 2007	As at 30 June 2007 (audited)
	$	$

Net income tax operating loss carryforward	1,451,502	1,401,546

Deferred tax asset	450,822	433,836
Less: Valuation allowance	(450,822)	(433,836)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	For the period from the date of inception on 14 July 2004 to 31 December 2007	For the six month period ended 31 December 2007	For the six month period ended 31 January 2007
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(2.9)%	0.0%	(3.6)%

Effective rate	31.1%	34.0%	30.4%

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

As at 31 December 2007, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,451,502, which is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2027.

8.       Commitments

On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA, (the “Distribution Agreement”) (Note 1).

The basic terms of the Distribution Agreement are as follows:

  MPLA has granted exclusive distribution rights to the Company to distribute, market, promote, detail, advertise and sell certain “Licensed Products”, as defined in the Distribution Agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions);

  the Company paid MPLA $1,000 upon the date of execution of the Distribution Agreement and is required to pay $100,000 six months from the date of execution of the Distribution Agreement or the date that any Licensed Product is available and ready for distribution and sale in commercial quantities in the United States under the terms of the Distribution Agreement (the “Commencement Date”), whichever occurs first;

  the Company is also required to pay MPLA a royalty of 5% as set out in the Distribution Agreement;

  MPLA will supply all Licensed Products to the Company under the Distribution Agreement;

  MPLA is responsible for obtaining all necessary regulatory approvals for the licensed product in the
            United States; and

  the Distribution Agreement is for a one year term from the “Commencement Date” and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

          The $100,000 payment to MLPA according to the terms of the Distribution Agreement has not yet been made.

Molecular Pharmacology (USA) Limited
(A Development State Company)
Interim Consolidated Statements of Operation
(Expressed in U.S. Dollars
(Unaudited)

9.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 December 2007	For the six month period ended 31 December 2007	For the six month period ended 31 January 2007
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE SECOND QUARTER PERIOD ENDED DECEMBER 31, 2007 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-KSB.

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

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA.  The transaction was originally announced by Molecular USA in a press release dated November 29, 2005 and was subsequently approved by a majority of the stockholders of the Company at a stockholders meeting held on April 21, 2006. As a result of the transaction, PharmaNet Group Limited (“PharmaNet”), the former parent company of MPLA, now controls approximately 79% of Molecular USA 's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

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

To protect their intellectual property rights, MPLA relies on a combination of license and patent applications held by Cambridge Scientific Pty Ltd  include  "Analgesic and Anti-Inflammatory Composition" comprising USA patent application in completion plus PCT Provisional Specification having the same name designated as Serial No. 11/059580, Cytokine Mediation Composition PCT/AU2007/000554,   Tissue Disruption Treatment And Composition For Use Thereof United States Of America Patent Application No. 11/218382 and International Patent Application No. PCT/AU2006/001288 and   COX 2 Inhibitor Application Number  WO/2006902207.

Marketing

Molecular USA plans to market its Licensed Products, when approved, through existing pharmaceutical distributors and by collaborative dealings with major companies active in the United States and Europe.

In addition, Molecular USA plans to explore opportunities for direct sales, out-licensing and the integration of the company’s proprietary anti-inflammatory and analgesic components in products already distributed through various international markets.

Molecular USA expects that these activities may even help fund the development costs of the Licensed Products in the United States.

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various GMP certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the FDA. Molecular USA plans to continue MPLA’s practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Governmental Regulation

FDA Regulation.  Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the Food and Drug  Administration (“FDA”), including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug’s intended use; and approval by the FDA of a New Drug Application, or NDA.

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

Facilities used to manufacture drugs are subject to periodic inspection by the FDA, Drug Enforcement Agency and other authorities where applicable, and must comply with the FDA’s Current Good Manufacturing regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Other Government Regulations.  In addition to laws and regulations enforced by the FDA, research of Molecular USA’s products in the United States are subject to regulation under National Institutes of Health guidelines, as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as research and development of its products involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

In addition to regulations in the United States, Molecular USA’s products are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its Licensed Products. Whether or not Molecular USA obtains FDA approval for a product, Molecular USA or its subsidiaries must obtain approval of a product by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under SOA Molecular USA is required to:

  form an audit committees in compliance with SOA;

  have Molecular USA’s chief executive office and chief financial officer are required to certify its financial statements;

  ensure Molecular USA’s directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA’s securities in the twelve month period following initial publication of any of Molecular USA’s financial statements that later require restatement;

  disclose any off-balance sheet transactions as required by SOA;

  prohibit all personal loans to directors and officers;

  insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

  adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and

  ensure Molecular USA’s auditor is independent as defined by SOA.

SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Environmental Compliance

The nature of Molecular USA’s and MPLA’s business does not require special environmental or local government approval.  Molecular USA and MPLA are compliant with all environmental laws. The cost of such compliance is minimal for the company.

Employees

Molecular USA currently has no employees and instead relies on outside contractors.

Immediate Business Plans

The Company,  through its subsidiary MPLA, plans to continue to pursue the various levels of the international regulatory approval processes. Applications and product opportunities for Tripeptofen are believed to be broad and cover a range of commercial fields, each with distinct pre-market requirements. The international drug development team, global resources and local know-how will allow MPLA to seek the most time and cost effective regulatory pathways for each product and market sector.

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

Results of Operation

For the Quarter ended December 31, 2007.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended December 31, 2007, or since inception.

COMMON STOCK – Molecular has not issued any shares during the most recent quarter. As of the date February 13, 2008, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY – Total expenses were $57,338 for the three month period ended December 31, 2007.  Expenses had decreased during this past quarter as compared to the three month period ended January 31, 2007 – $142,187. A total of $1,520,417 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to December 31, 2007.  The decrease in costs over the past two quarters has occurred as the result of Molecular USA’s wholly owned subsidiary reducing its consulting and professional fees.  The costs can be subdivided into the following categories.

  Office Expenses: $8,168  in office expenses (for rent and administrative costs) were incurred for the three month period ended December 31, 2007 as compared to $17,553 for the three month period ended January 31, 2007; while a total of $136,877 was incurred in the period from inception on July 14, 2004 to December 31, 2007. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the three month period ended December 31, 2007, $21,905 in consulting and analysis expenses were incurred as compared to $97,092 during the three month period ended January 31, 2007  and $54,502 for the six month period ended December 31, 2007 (six months ended January 31, 2007 – 227,207).  We have incurred a total of $1,059,810 in consulting and analyst fees since our inception on July 14, 2004 to December 31, 2007.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the three month period ended December 31, 2007 we spent $Nil on advertising and public relations and $Nil for the three month period ended January 31, 2007 .  A total of $27,960 has been incurred in this area during the period from inception on July 14, 2004 to December 31, 2007.
  Professional Fees: Molecular USA incurred $24,063 in professional fees for the three month period ended on December 31, 2007 as compared to $14,619 for the three month period ended January 31, 2007. From inception to December 31, 2007, we have incurred a total of $144,536 in professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $997 in travel costs for the fiscal three month period ended on December 31, 2007 as compared to $12,537 for the three month period ended January 31, 2007 and $98,408 has been incurred in the period from inception on July 14, 2004 to December 31, 2007.  This decrease reflects limited travel expense this quarter to our North American legal counseling visiting our research facilities in Australia.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the three month period ended December 31, 2007 and $0 in salaries and benefits during the three month period ended January 31, 2007. For the period July 14, 2004 (inception) through December 31, 2007, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to December 31, 2007.  There are no current or deferred tax expenses for the period ended December 31, 2007 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended December 31, 2007, Molecular USA satisfied its working capital needs by borrowing cash from its parent company Pharmanet.  As of December 31, 2007, the Company had cash and cash equivalents on hand in the amount of $70,148 (as at June 30, 2007 – $20,994) and current payable and accrued liabilities of $59,148 ($66,209 – June 30, 2007).  As of December 31, 2007, Molecular USA currently owes its parent company Pharmant, $1,378,729 and an additional $53,670 to other related parties.   Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of December 31, 2007, Molecular USA did not have any off-balance sheet arrangements.

Research and Development

Since the acquisition of MPLA, Molecular USA has maintained  MPLA’s research and development program to:

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

During the period  Molecular USA, continued to support MPLA and Cambridge Scientific Pty Ltd in the process of expanding the intellectual property portfolio.  Further details of the scope these activities is presented in the section Patents & Trademarks.

The first conditions targeted by MPLA will be the musculoskeletal injuries.  The use of a B-SIM in these markets represents a new approach to one of the world’s largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures.  MPLA’s proprietary, industrially scalable peptide-ligand bond exchange (PLBE) B-SIM manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific Pty Ltd; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program.  Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures for the quarter ended December 31, 2007, amounted to $ Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending 31 October 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 November 2008. The Company is currently reviewing the impact of this statement.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is  effective for fiscal years beginning after 15 December  2006.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS Statement No. 140.  SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Stock-based compensation

On February 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  Before February 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  We adopted SFAS No. 123(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to February 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management’s evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in

Securities and Exchange Commission rules and forms, . and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of December 31, 2007 and believe they are effective.

Based upon their evaluation of our controls, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, has concluded that there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2007, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 3(T) – Controls and Procedures

See Item 3 – Controls and Procedures above.

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

February 14, 2008.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, and a Member of the Board of Directors

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer, Secretary, and a Member of the Board of Directors