Form 10QSB
period 2008-03-31
Molecular Pharmacology (USA) Ltd.
filed 2008-05-13
CIK 1191357

OMB APPROVAL
OMB Number : 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: …… 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  111,553,740 common shares issued and outstanding as of May 8, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

 PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The information in this report for the nine months ended March 31, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)

   Interim Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   (Unaudited)
   31 March 2008

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2008	As at 30 June 2007 (audited)
	$	$
Assets

Current
Cash and cash equivalents	35,146	20,994
Amounts receivable	6,884	21,302

	42,030	42,296

Property, plant and equipment (Note 3)	4,075	5,169

	46,105	47,465
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	34,445	66,209

	34,445	66,209

Due to related parties (Note 5)	1,508,813	1,292,896

	1,543,258	1,359,105

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2008 - 111,553,740 common shares, par value $0.001
30 June 2007 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(235,528)	(128,355)
Deficit, accumulated during the development stage	(1,479,886)	(1,401,546)

	(1,497,153)	(1,311,640)

	46,105	47,465

Nature and Continuance of Operations (Note 1) and Commitment (Note 8)

On behalf of the Board:

/s/ Jeffrey Edwards
                                                                        Director
Jeffrey Edwards

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2008	For the three month period ended 31 March 2008	For the three month period ended 30 April 2007	For the nine month period ended 31 March 2008	For the nine month period ended 30 April 2007
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	251
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,037,661	11,798	73,703	66,300	300,910
Depreciation	3,644	365	367	1,077	1,124
Office and miscellaneous	115,793	6,675	9,596	25,219	32,690
Professional fees	152,982	8,446	11,762	45,536	58,135
Public relations	4,221	-	-	565	-
Rent	27,759	-	4,743	-	13,962
Salaries and benefits	44,464	-	7,570	-	7,570
Transfer agent and filing fees	5,082	-	65	1,889	150
Travel	100,444	2,036	13,134	6,846	40,399

Net loss before other item	(1,549,736)	(29,320)	(120,940)	(147,432)	(455,191)

Other item
Research and Development tax refund	69,850	935	-	69,092	15

Net loss for the period	(1,479,886)	(28,385)	(120,940)	(78,340)	(455,176)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,479,886)	(28,385)	(120,940)	(78,340)	(455,176)
Foreign currency translation adjustment	(235,528)	(64,553)	(17,664)	(107,173)	(19,924)

Total comprehensive loss for the period	(1,715,414)	(92,938)	(138,604)	(185,513)	(475,100)

Comprehensive loss per common share		(0.01)	(0.01)	(0.01)	(0.01)

                                                The accompanying notes are an integral part of these financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2008	For the nine month period ended 31 March 2008	For the nine month period ended 30 April 2007
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,479,886)	(78,340)	(455,176)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation (Note 3)	3,644	1,077	1,124
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(4,658)	14,418	(10,415)
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	(20,180)	(31,764)	100,207

	(1,499,802)	(94,609)	(364,260)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,719)	17	(20)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,166	17	(20)

Cash flows from financing activities
Common shares issued for cash (Note 6)	234,497	-	-
Increase in due to related parties (Note 5)	1,507,813	215,917	388,807

	1,742,310	215,917	388,807

Effect of exchange rate changes on cash	(235,528)	(107,173)	(19,924)

Increase in cash and cash equivalents	35,146	14,152	4,603

Cash and cash equivalents, beginning of period	-	20,994	23,104

Cash and cash equivalents, end of period	35,146	35,146	27,707

Supplemental Disclosures with Respect to Cash Flows (Note 9)

                                      The accompanying notes are an integral part of these financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net loss for the period	-	-	-	(78,340)	-	(78,340)
Cumulative translation adjustment	-	-	-	-	(107,173)	(107,173)

Balance at 31 March 2008	111,553,740	111,554	106,707	(1,479,886)	(235,528)	(1,497,153)

The accompanying notes are an integral part of these financial statements

 Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

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
31 March 2008

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's financial statements as at 31 March 2008 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $78,340 for the nine month period ended 31 March 2008 (30 April 2007 - loss of $455,176) and has a working capital of $7,585 at 31 March 2008.

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

At 31 March 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 March 2008

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
31 March 2008

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2008, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the financial statements.

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
31 March 2008

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending 31 October 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

3.      Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 31 March 2008	As at 30 June 2007 (audited)
	$	$	$	$

Office equipment	7,726	3,651	4,075	5,169

During the nine month period ended 31 March 2008 the total additions to property, plant and equipment was $17 (30 April 2007 - $Nil).

4.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.      Due to Related Parties and Related Party Transactions

As at 31 March 2008, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2007 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2008, the amount due to related parties includes $64,449 payable to a director of the Company or an officer of PharmaNet (30 June 2007 - $152,953).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2008, the amount due to related parties includes $1,443,364 payable to PharmaNet (30 June 2007 - $1,138,943).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 31 March 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $63,422 by the Company (30 June 2007 - $121,136).

During the nine month period ended 31 March 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (30 June 2007 - $12,987).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

Transactions comprising the amount due to PharmaNet are as follows:

	For the nine month period ended 31 March 2008	For the eight month period ended 30 June 2007 (audited)
	$	$

Opening balance	1,138,943	725,817
Funds transferred to the Company by PharmaNet	205,247	347,316
Expenses paid by PharmaNet on behalf of the Company	690	2,730
Foreign currency translation adjustment	98,484	63,080

Balance as at 31 March 2008 and 30 June 2007	1,443,364	1,138,943

The average amount due to PharmaNet for the nine month period ended 31 March 2008 was $1,047,560 (for the eight month period ended 30 June 2007 - $895,415).

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

i.       On 10 November 2005, the Company completed a private placement of 1,500,000 units for proceeds of $150,000.  Each unit consists of one common share and two share purchase warrants.  Each share purchase warrant entitles the holder to purchase one additional common share of the Company for $0.50 per share anytime on or before two years from the date of the acquisition of the units.

ii.      On 21 July 2006, a former director of the Company returned 20,000,000 common shares of the Company to treasury.  These common shares were cancelled on 21 July 2006.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

7.      Income Taxes

The Company has losses carried forward for income tax purposes at 31 March 2008.  There are no current or deferred tax expenses for the period ended 31 March 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 March 2008	For the eight month period ended 30 June 2007 (audited)
	$	$

Deferred tax asset attributable to:
Current operations	24,925	118,703
Less: Change in valuation allowance	(24,925)	(118,703)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 31 March 2008 and 30 June 2007 are as follows:

	As at 31 March 2008	As at 30 June 2007 (audited)
	$	$

Net income tax operating loss carryforward	1,476,886	1,401,546

Deferred tax asset	458,762	433,835
Less: Valuation allowance	(458,762)	(433,835)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

The items accounting for the difference between income taxes computed at the federal statutory rate and provision for income taxes were as follows:

	For the period from the date of inception on 14 July 2004 to 31 March 2008	For the nine month period ended 31 March 2008	For the nine month period ended 30 April 2007
	$	$	$

Federal statutory rate	34.0%	34.0%	34.0%
Foreign earnings taxed at lower rates	(2.9)%	0.9%	(3.6)%

Effective rate	31.1%	34.9%	30.4%

As at 31 March 2008, the Company has an unused net operating loss carryforward balance in the United States and Australia of approximately $1,476,886, which is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires through 2006 to 2027.

8.      Commitment

On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA (the "Distribution Agreement") (Note 1).

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
31 March 2008

vi.    The Distribution Agreement is for a one year term from the "Commencement Date" and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

The $100,000 payment to MLPA according to the terms of the Distribution Agreement has not yet been made.

9.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 March 2008	For the nine month period ended 31 March 2008	For the nine month period ended 30 April 2007
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

 Item 2.  Management's Discussion and Analysis or Plan of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2008 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-QSB.

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

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA.  The transaction was originally announced by Molecular USA in a press release dated November 29, 2005 and was subsequently approved by a majority of the stockholders of the Company at a stockholders meeting held on April 21, 2006. As a result of the transaction, PharmaNet Group Limited ("PharmaNet"), the former parent company of MPLA, now controls approximately 79% of Molecular USA's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

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

Results of Operation

For the Quarter ended March 31, 2008.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2008, or since inception.

COMMON STOCK - Molecular has not issued any shares during the most recent quarter. As of the date May 8, 2008, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $29,320 for the three month period ended March 31, 2008.  Expenses had decreased during this past quarter as compared to the three month period ended April 30, 2007 - $120,940. A total of $1,549,736 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March 31, 2008.  The decrease in costs over the past three quarters has occurred as the result of Molecular USA's wholly owned subsidiary reducing its consulting and professional fees.  The costs can be subdivided into the following categories.

  Office Expenses: $6,675  in office expenses (for rent and administrative costs) were incurred for the three month period ended March 31, 2008 as compared to $9,596 for the three month period ended April 30, 2007; while a total of $115,793 was incurred in the period from inception on July 14, 2004 to March 31, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the three month period ended March 31, 2008, $11,798 in consulting and analysis expenses were incurred as compared to $73,703 during the three month period ended April 30, 2007  and $66,300 for the nine month period ended March 31, 2008 (nine month period ended April 30, 2007 - $300,910).  We have incurred a total of $1,071,608 in consulting and analysis fees since our inception on July 14, 2004 to March 31, 2008.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the three month period ended March 31, 2008 we spent $0 on advertising and public relations and $0 for the three month period ended April 30, 2007.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2008.
  Professional Fees: Molecular USA incurred $8,446 in professional fees for the three month period ended on March 31, 2008 as compared to $11,762 for the three month period ended April 30, 2007. From inception on July 14, 2004 to March 31, 2008, we have incurred a total of $152,982 in professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $2,036 in travel costs for the fiscal three month period ended March 31, 2008 as compared to $13,134 for the three month period ended April 30, 2007 and $100,444 has been incurred in the period from inception on July 14, 2004 to March 31, 2008.  This decrease reflects limited travel expense this quarter to our North American legal counsel in visiting our research facilities in Australia.
  Salaries and Benefits Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the three month period ended March 31, 2008 and $7,570 in salaries and benefits during the three month period ended April 30, 2007. For the period from inception on July 14, 2004 to March 31, 2008, Molecular USA has spent a total of $44,464 on salaries and benefits.
Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to March 31, 2008.  There are no current or deferred tax expenses for the period ended March 31, 2008 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

 During the nine month period ended March 31, 2008, Molecular USA satisfied its working capital needs by borrowing cash from its parent company Pharmanet.  As of March 31, 2008, the Company had cash and cash equivalents on hand in the amount of $35,146 (as at April 30, 2007 - $27,707) and current payable and accrued liabilities of $34,445 ($172,084 - April 30, 2007).  As of March 31, 2008, Molecular USA currently owes its parent company Pharmanet, $1,443,364 and an additional $65,449 to other related parties.   Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of March 31, 2008, Molecular USA did not have any off-balance sheet arrangements.

Research and Development

Since the acquisition of MPLA, Molecular USA has maintained  MPLA's research and development program to:

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

During the period  Molecular USA, continued to support MPLA and Cambridge Scientific Pty Ltd in the process of expanding the intellectual property portfolio.  Further details on the scope of these activities is presented in the section.

Patents & Trademarks

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2008, amounted to $17. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, . and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2008 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2008, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

May 13, 2008.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President, Chief Executive Officer, and a Member of the Board of Directors

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer, Secretary, and a Member of the Board of Directors