Form 10KSB
period 2008-06-30
Molecular Pharmacology (USA) Ltd.
filed 2008-10-02
CIK 1191357

OMB APPROVAL
OMB Number:	3235-0420
Expires:	April 30, 2009
Estimated average burden hours per response:	1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ______________

Commission file number: 000-50156

Molecular Pharmacology (USA) Limited
(Name of small business issuer in its charter)

	Nevada	71-0900799
	(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

	Drug Discovery Centre 28 Oxford Street, Leederville 6007 Perth, Western Australia	00000
	(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 011-61-8-9443-3011

N/A
(Former names, former address and former fiscal year, if changed since last report)

Securities registered under section 12(b) of the Exchange Act:
Title of each Class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Shares with a par value of $0.001 per share
(Title of Class)

i

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and  no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes		No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of September 29, 2008, the aggregate market value of equity shares held by non-affiliates was			$942,150
(1) Last close price on September 29, 2008

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
111,553,740 common shares issued and outstanding as of September 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):		Yes	No	X

TABLE OF CONTENTS

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

PART I

Item 1. Description of Business

Business Development - Formation and Reorganization

Molecular USA was incorporated in the state of Nevada on May 1, 2002 under the name "Blue Hawk Ventures, Inc."   Molecular USA changed its name to "Molecular Pharmacology (USA) Limited" on August 29, 2005.   At this same time Molecular USA completed a four for one forward split of its issued and outstanding share capital and altered its share capital to 300,000,000 shares of common stock with a par value of $0.001 per share.

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

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and at the time was a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.   Under the terms of the distribution and supply agreement, Molecular USA received the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions).

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA.  The transaction was originally announced by Molecular USA in a press release dated November 29, 2005, and was subsequently approved by a majority of the stockholders of the Company at a stockholders meeting held on April 21, 2005. As a result of the transaction, PharmaNet, the former parent company of MPLA, now controls approximately 79% of Molecular USA 's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

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

Molecular USA through its wholly owned subsidiary MPLA is in the business of developing and commercializing a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application.

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

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the tradename Tripeptafen or any other trade names or trademarks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular USA and MPLA for the topical application for human use only, and specifically excludes:

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

MPLA has an exclusive license from Cambridge Scientific Pty Ltd of Australia. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific Pty Ltd may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA.

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

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various Good Manufacturing Practice ("GMP") certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the Food and Drug Administration ("FDA"). Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Governmental Regulation

FDA Regulation.  Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug's intended use; and approval by the FDA of a New Drug Application, or NDA.

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

  have Molecular USA's chief executive officer and chief financial officer certify its financial statements;

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

  adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

  insure Molecular USA's auditor is independent as defined by SOA.

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

Employees

In the year ended June 30, 2008, Molecular USA did not have any employees and do not intend to hire any employees in the upcoming year.  We rely heavily on outside contractors to conduct our business.

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

On commercial development, MPLA will continue to focus on consolidating the regulatory pathway work in order to prioritize the path to market. Jeff Edwards will work to set-out the strategies designed to maximize the multi-jurisdictional capabilities of MPLA's development teams.

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

Item 2. Description of Property

Molecular USA's office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia.  This office space was provided free of charge during the year ended June 30, 3008, from a company controlled by an officer of PharmaNet.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters Market Information.

Our common shares are quoted on the PinkSheets under the symbol "MLPH". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from www.otcbb.com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)	High	Low
June 30, 2008	$0.04	$0.03
March 31, 2008	$0.05	$0.03
December 31, 2007	$0.09	$0.03
September 30, 2007	$0.11	$0.06
June 30, 2007	$0.17	$0.13
March 31, 2007	$0.06	$0.04
December 31, 2006	$0.08	$0.03
September 30, 2006	$0.16	$0.06
June 30, 2006	$0.60	$0.12

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)

Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV".  Its symbol was changed to "MLPH" on August 29, 2005. On November 26, 2007, the stock was moved to the PinkSheet quotation system for failure to comply with NASD 6530.  The shares of Molecular USA will be eligible to be quoted once again on the OTCBB on November 26, 2008 on application request by a market maker of the common stock of Molecular USA.

Holders of Common Stock

As of September 29, 2008, there were 16 registered shareholders of Molecular USA's common stock.

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

Recent Sales of Unregistered Securities

Not Applicable

Item 6. Management Discussion and Analysis

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE YEAR ENDED JUNE 30, 2008, SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on May 1, 2002. Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property.

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Limited ("MPLA"). MPLA is incorporated under the laws of Australia and is a wholly owned subsidiary company of PharmaNet, an Australian company listed on the Australian Stock Exchange. Under the terms of the distribution and supply agreement, Molecular USA has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions).

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

2008 Activities and Developments

For the year ended June 30, 2008, our net income was $62,296 ($0.001 per share). The earnings per share was based on a weighted average of 111,553,740 common shares outstanding. For the eight month period ended June 30, 2007, the loss was $377,131 ($0.003 per share) based on a weighted average of 131,553,740 common shares outstanding.  For the period from inception on July 14, 2004 to June 30, 2008 Molecular USA has an accumulated net loss of $1,339,250.  Molecular has working capital of $4,620 at June 30, 2008 (June 30, 2007 - working capital deficit of $23,913).  As a result our auditors have qualified their opinion as having substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

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

Results of Operation

For the year ended June 30, 2008, eight month period ended June 30, 2007 and the period from July 14, 2004 (inception) to June 30, 2008:

REVENUES

REVENUE - Molecular USA has net income of $62,296 for the year ended June 30, 2008 (eight month period ended  June 30, 2007 - loss of $377,131) and a loss of $1,339,250 for the period from inception to June 30, 2008. To date, we have generated limited revenues from our business operations.

LOANS - As of June 30, 2008, PharmaNet has loaned Molecular USA a total of $1,411,131 for working capital (eight month period ended June 30, 2007 - $1,138,943). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK - Net cash provided by financing activities during the year ended June 30, 2008 was $0.00 (eight month period ended June 30, 2007 - $0.00).

EXPENSES

SUMMARY - Total expenses were $198,311 for the year ended June 30, 2008.  Expenses have decreased in the year ended June 30, 2008 by $178,820 from $377,131 in the previous eight month period ended June 30, 2007.  A total of $1,600,615 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to June 30, 2008.  The decrease in costs over the past year has occurred as the result of Molecular USA's wholly owned subsidiary reducing its involvement in research projects resulting in a decrease in consulting fees and expenses.  The costs can be subdivided into the following categories.

  Office Expenses: $33,079  in office expenses (includes rent and administrative costs) were incurred for the year ended June 30, 2008 as compared to $43,120 for the eight month period ended June 30, 2008 while a total of $151,412 was incurred in the period from inception on July 14, 2004 to June 30, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the year ended June 30, 2008, $88,322 in consulting and analysis expenses were incurred as compared to $227,844 for the eight month period ended June 30, 2007.  We have incurred a total of $1,093,640 in the period from inception on July 14, 2004 to June 30, 2008.
  Advertising, Public Relations and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the year ended June 30, 2008 we spent $0.00 on advertising and public relations while for the eight month period ended June 30, 2007 we spent $1,430 in this area. We have incurred a total of $27,395 in the period from inception on July 14, 2004 to June 30, 2008.
  Professional Fees: Molecular USA incurred $64,236 in professional fees for the year ended on June 30, 2008 as compared to $55,989 for the eight month period ended June 30, 2007. From inception to June 30, 2008, we have incurred a total of $171,682 in professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $8,968 in travel costs for the year ended on June 30, 2008 as compared to $31,615 for the eight month period ended June 30, 2007.  This decrease can largely be attributed to our attendance at a limited number of pharmacology trade shows and restricting the expense of visiting various research facilities.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0.00 in salaries and benefits for the year ended June 30, 2008 and $16,008 was incurred for the eight month period ended June 30, 2007. For the period July 14, 2004 (inception) through June 30, 2008, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2008.  There are no current or deferred tax expenses for the year ended June 30, 2008, due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Off-Balance Sheet Arrangement

As of June 30, 2008, we have had no off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the year ended June 30, 2008 amounted to $0.00 ($732 for the eight month period ended June 30, 2007) Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS No. 163").  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  Molecular USA does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles ("SAS No. 69").  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Molecular USA does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161").  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133").  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  Molecular USA is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on Molecular USA's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  Molecular USA is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  Molecular USA is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS 159 allows a company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Molecular USA is currently evaluating the requirements of SFAS No. 159 and the potential impact on Molecular USA's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for Molecular USA's fiscal year ending  June 30, 2008.  The adoption of SFAS No. 158 is not expected to have a material impact on Molecular USA's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS No. 157 is effective for Molecular USA for fair value measurements and disclosures made by Molecular USA in its fiscal year beginning on July 1, 2008. Molecular USA is currently reviewing the impact of this statement.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Item 7. Financial Statements

Auditors' Report dated August 20, 2008.

Consolidated Balance Sheets as at June 30, 2008 and June 30, 2007.

Consolidated Statements of Operations for the year ended June 30, 2008 and for the eight month period ended June 30, 2007.

Consolidated Statement of Change in Stockholders' Deficiency for the year ended June 30, 2008 and for the eight month period ended June 30, 2007.

Consolidated Statements of Cash Flows for the year ended June 30, 2008 and for the eight month period ended June 30, 2007.

Notes to Consolidated Financial Statements

James Stafford
James Stafford Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
*Incorporated professional, James Stafford Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the consolidated balance sheets of Molecular Pharmacology (USA) Limited as at 30 June 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for the year ended 30 June 2008 and the eight month period ended 30 June 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2008 and 2007 and the results of its operations, its cash flows and its changes in stockholders' deficiency for the year ended 30 June 2008 and the eight month period ended 30 June 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "James Stafford"
Vancouver, Canada	Chartered Accountants

20 August 2008

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)
   Consolidated Financial Statements
   (Expressed in U.S. Dollars)

30 June 2008

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 June 2008	As at 30 June 2007
	$	$
Assets

Current
Cash and cash equivalents (Note 3)	21,490	20,994
Amounts receivable	9,396	21,302

	30,886	42,296

Property, plant and equipment (Note 4)	3,712	5,169

	34,598	47,465
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	26,266	66,209

	26,266	66,209

Due to related parties (Note 6)	1,424,159	1,292,896

	1,450,425	1,359,105

Stockholders' deficiency
Capital stock (Note 7)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2008 - 111,553,740 common shares, par value $0.001
30 June 2007 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(294,838)	(128,355)
Deficit, accumulated during the development stage	(1,339,250)	(1,401,546)

	(1,415,827)	(1,311,640)

	34,598	47,465

Nature and Continuance of Operations (Note 1) and Commitment (Note 9)

On behalf of the Board:

/s/ Jeffery Edwards                                            Director
Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
 A Development Stage Company)
 Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of inception on 14 July 2004 to 30 June 2008	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$

Expenses
Advertising and promotion	23,739	-	-
Analysis	33,947	-	-
Consulting (Note 6)	1,059,693	88,332	227,844
Depreciation	4,024	1,457	1,025
Office and miscellaneous (Note 6)	123,653	33,079	29,788
Professional fees	171,682	64,236	55,989
Public relations	3,656	-	1,430
Rent	27,759	-	13,332
Salaries and benefits	44,464	-	16,008
Transfer agent and filing fees	5,432	2,239	100
Travel	102,566	8,968	31,615

Net loss before other items	(1,600,615)	(198,311)	(377,131)

Other items
Export market development grants	63,174	63,174	-
Interest income	2,322	1,564	-
Research and development tax refund	195,869	195,869	-

Net income (loss) for the period	(1,339,250)	62,296	(377,131)

Basic and diluted income (loss) per common share	(0.012)	0.001	(0.003)

Weighted average number of common shares used in per share calculations	111,553,740	111,553,740	131,553,740

Comprehensive loss
Net income (loss) for the period	(1,339,250)	62,296	(377,131)
Foreign currency translation adjustment	(294,838)	(166,483)	(105,436)

Total comprehensive loss for the period	(1,634,088)	(104,187)	(482,567)

Comprehensive loss per common share	(0.015)	(0.001)	(0.004)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2008	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$

Cash flows from (used in) operating activities
Net income (loss) for the period	(1,339,250)	62,296	(377,131)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation (Note 4)	4,024	1,457	1,025
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(7,170)	11,906	(9,661)
Decrease in accounts payable and accrued liabilities (Note 5)	(28,359)	(39,943)	(73,472)

	(1,369,477)	35,716	(459,239)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 4)	(7,736)	-	(732)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,149	-	(732)

Cash flows from financing activities
Common shares issued for cash (Note 7)	234,497	-	-
Increase in due to related parties (Note 6)	1,423,159	131,263	566,079

	1,657,656	131,263	566,079

Effect of exchange rate changes on cash	(294,838)	(166,483)	(105,436)

Increase in cash and cash equivalents	21,490	496	672

Cash and cash equivalents, beginning of period	-	20,994	20,322

Cash and cash equivalents, end of period	21,490	21,490	20,994

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006 (Note 7)	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

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

The Company completed a share purchase agreement on 8 May 2006 with PharmaNet.  Under the terms of the agreement the Company acquired 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement").  The Company, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 shares of its common shares of the Company on the closing of the transaction.  The issuance of 88,000,000 common shares of the Company constituted an acquisition of control of the Company by PharmaNet.  The transaction has been accounted for as a recapitalization of the Company (Note 2).

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

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

The Company's consolidated financial statements as at 30 June 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net income of $62,296 for the year ended 30 June 2008 (eight month period ended 30 June 2007 - loss of $377,131) and has working capital of $4,620 at 30 June 2008 (30 June 2007 - working capital deficit of $23,913).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a developmental stage company for financial information and are expressed in U.S. dollars.

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

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company's operations are in Australia and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates.  The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Foreign currency translation

The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation".  Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

 Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2008, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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
30 June 2008

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

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 ("SFAS No. 163").  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars) "
30 June 2008

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles ("SAS No. 69").  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161").  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133").  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The Company is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending 30 June 2008.  The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS No. 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 July 2008. The Company is currently reviewing the impact of this statement.

3.            Cash and Cash Equivalents

The Company's cash and cash equivalents does not include $140,000 held in trust for PharmaNet.

4.            Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 30 June 2008	As at 30 June 2007
	$	$	$	$

Office equipment	7,726	4,014	3,712	5,169

During the year ended 30 June 2008 the total additions to property, plant and equipment were $Nil (30 June 2007 - $900).

5.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.            Due to Related Parties and Related Party Transactions

As at 30 June 2008, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2007 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

 Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

As at 30 June 2008, the amount due to related parties includes $10,751 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2007 - $152,953).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2008, the amount due to related parties includes $1,277 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2007 - $Nil).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2008, the amount due to related parties includes $1,411,131 payable to PharmaNet (30 June 2007 - $1,138,943).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $79,118  (eight month period ended 30 June 2007 - $121,136, cumulative - $696,697) and $29,355 respectively by the Company.

During the year ended 30 June 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (eight month period ended 30 June 2007 - $12,987, cumulative - $12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$

Opening balance, beginning of period	1,138,943	725,817
Funds transferred to the Company by PharmaNet	319,726	347,316
Funds transferred to PharmaNet by the Company	(215,437)	-
Expenses paid by PharmaNet on behalf of the Company	690	2,730
Foreign currency translation adjustment	167,209	63,080

Balance as at 30 June 2008 and 30 June 2007	1,411,131	1,138,943

The average amount due to PharmaNet for the year ended 30 June 2008 was $1,285,705 (for the eight month period ended 30 June 2007 - $895,415).

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars) "
30 June 2008

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

Warrants

The following is a summary of warrant activities during the period ended 30 June 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 30 June 2007	3,000,000	0.50

Granted	-	-
Exercised	-	-
Expired	(3,000,000)	0.50

Outstanding and exercisable at 30 June 2008	-	-

All of the above purchase warrants were issued during the year ended 31 October 2006 and expired on 10 November 2007.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

8.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$

Earnings (loss) before income taxes	62,296	(377,131)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	21,180	(128,224)

Increase (decrease) due to:
Non-deductible expenses	364	-
Difference between US and foreign tax rates	(5,553)	10,579
Change in valuation allowance	50,918	122,389
Research and development tax refund not subject to tax	(58,761)	-
Foreign exchange and other	(8,148)	(4,744)

Income tax expense (recovery)	-	-

The composition of the Company's deferred tax assets as at 30 June 2008 and 2007 are as follows:

	As at 30 June 2008	As at 30 June 2007
	$	$

Net income tax operating loss carryforward	1,541,549	1,401,546

Deferred tax assets	484,754	433,836
Less: Valuation allowance	(484,754)	(433,836)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

The Company has non-capital loss carry-forwards of approximately $1,541,549 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
No expiry	984,322

1,541,549

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

9.            Commitment

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
30 June 2008

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

The $100,000 payment to MLPA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement.

10.        Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2008	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

11.        Segmented Information

Details on a geographic basis as at 30 June 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	318,283	(283,685)	34,598
Income (loss) for the year	138,829	(76,533)	62,296

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Details on a geographic basis as at 30 June 2007 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	44,526	2,939	47,465
Loss for the year	(264,483)	(112,648)	(377,131)

12.        Comparative Figures

Certain comparative figures have been adjusted to conform to the current year's presentation.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Molecular USA had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.

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

Changes in Internal Controls

Based on the evaluation as of June 30, 2008, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 8A(T) - Controls and Procedures

See Item 8A - Controls and Procedures above.

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of September 29, 2008 and June 30, 2008. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey D. Edwards	57	President and Chief Executive Officer Director	October 28, 2005
Simon Watson	66	Director, Chief Financial Officer and Corporate Secretary	June 7, 2006

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

  was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  as found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have

e.                   violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

To the best of our knowledge, during the fiscal year ended June 30, 2008, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for the late filing of the Form 3 filings for Messrs. Ian Downs and Jeffery Edwards.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
John Palermo Corporate Secretary of PharmaNet(4)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$80,361 $134,123 $236,599
Jeffery D. Edwards, President, CEO and Director(1)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$228,112 $ 53,834 $ 33,646
Simon Watson, CFO, Secretary and Director(2)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ian Downs, CEO and Director(3)	2008 2007 2006	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil	N/A N/A Nil

Notes:
(1)

Mr. John Palermo is the Corporate Secretary of PharmaNet.  He is not a director or officer of Molecular USA.  Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal periods ended June 30, 2008, the eight month period ended June 30, 2007 and the fiscal year ended October 31, 2006.  Mr. Palermos or entities controlled by him also were paid or accrued rental fees of $0.00 during the twelve month period ended June 30, 2008.

(2)

Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.  Mr. Edwards or entities controlled by him were paid or accrued consulting fees during the fiscal period ended June 30, 2008, the eight month period ended June 30, 2007 and the fiscal year ended October 31, 2006.

(3)	Mr. Watson was appointed to the office of Chief Financial Officer, Secretary and director of Molecular USA on June 7, 2006
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

Stock Options/SAR Grants

During the fiscal period ended June 30, 2008 and June 30, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal period ended June 30, 2008 or June 30, 2007, and there were no stock options or stock appreciation rights outstanding on June 30, 2008 or June 30, 2007.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the twelve month period ended June 30, 2008 or since our inception.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at September 29, 2008, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

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
Notes:
(1)

Based on 111,553,740 shares of common stock issued and outstanding as of September 29, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage is calculated assuming the options held by the officers and directors have been exercised.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company

Item 12. Certain Relationships and Related Transactions, and Directors Independence.

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

As at June 30, 2008, we owed $1,000 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced by him to us (June 30, 2007 - $1,000).  The advances do not carry an interest rate and have no fixed terms of repayment.

As of June 30, 2008, we owed $1,411,131 to PharmaNet for loans advanced to us (June 30, 2007 - $1,138,943).  PharmaNet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2008 we owed $10,751 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced to us (June 30, 2007 - $152,953).

During the fiscal year ended June 30, 2008, officers and directors of PharmaNet and companies controlled by them were paid or accrued consulting fees of $79,118 (for the eight month period ended June 30, 2007 - $121,136, cumulative  $696,697) and $29,355 respectively by Molecular USA.

During the fiscal year ended June 30, 2008, officer s and directors of PharmaNet or companies controlled by them were paid or accrued rental fees of $Nil (for the eight months period ended, June 30, 2007 - $12,987, cumulative $12,987).

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

Item 14. Principal Accountant Fees and Services

Fees and Services

Our principal accountant, James Stafford Chartered Accountants, billed an aggregate of $24,261 for the fiscal year ended June 30, 2008 and for professional services rendered for the audit of the Company's annual consolidated financial statements and review of the consolidated financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years periods ended June 30, 2008 and June 30, 2007 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2008	Fiscal year ended June 30, 2007
Audit fees*	$14,000	$18,800
Audit-related fees	10,261	6,366
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$24,261	$25,166

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffery D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer
Date:	October 1, 2008

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer and Secretary

Date:	October 1, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer
Date:	October 1, 2008

BY:	/s/ Simon Watson
Simon Watson, Chief Financial Officer and Secretary

Date:	October 1, 2008