Form 10-Q
period 2008-09-30
Molecular Pharmacology (USA) Ltd.
filed 2008-11-17
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: October 30, 2009
Estimated average burden hours per response: ……………….192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2008
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-52331
MOLECULAR PHARMACOLOGY (USA) LIMITED
(Exact name of registrant as specified in its charter)
NEVADA		71-0900799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
Drug Discovery Centre 28 Oxford Street, Leederville 6007 Perth, Western Australia
(Address of principal executive offices)
011-61-9443-3011
(Registrant's telephone number including area code)
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer 	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

		Yes ☒	No ☐
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

111,553,740 common shares issued and outstanding as of November 13, 2008.

i

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

September 30, 2008

ii

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The information in this report for the three months ended September 30, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular USA's financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2008, in the Form 10KSB filed with the SEC on October 2, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)

   Interim Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   30 September 2008
   (Unaudited)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2008	As at 30 June 2008 (audited)
	$	$
Assets

Current
Cash and cash equivalents	8,542	21,490
Amounts receivable	2,659	9,396

	11,201	30,886

Property, plant and equipment (Note 3)	3,611	3,712

	14,812	34,598

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	19,502	26,266

	19,502	26,266

Due to related parties (Note 5)	1,233,950	1,424,159

	1,253,452	1,450,425

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
30 September 2008 – 111,553,740 common shares, par value $0.001
30 June 2008 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(89,099)	(294,838)
Deficit, accumulated during the development stage	(1,367,802)	(1,339,250)

	(1,238,640)	(1,415,827)

	14,812	34,598

Nature and Continuance of Operations (Note 1) and Commitment (Note 8)

On behalf of the Board:

/s/ Jeffrey Edwards
                                                                        Director
Jeffrey Edwards

                                                The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 14 July 2004 to 30 September 2008	For the three month period ended 30 September 2008	For the three month period ended 30 September 2007
	$	$	$

Expenses
Advertising and promotion	23,739	-	-
Analysis	33,947	-	-
Consulting (Note 5)	1,068,025	8,332	32,597
Depreciation	4,292	268	347
Office and miscellaneous (Note 5)	132,923	9,270	10,376
Professional fees	180,254	8,572	13,027
Public relations	3,656	-	565
Rent (Note 5)	27,759	-	-
Salaries and benefits	44,464	-	-
Transfer agent and filing fees	5,536	104	50
Travel	104,572	2,006	3,813

Net loss before other items	(1,629,167)	(28,552)	(60,775)

Other items
Export market development grants	63,174	-	-
Interest income	2,322	-	-
Research and development tax refund	195,869	-	66,465

Net income (loss) for the period	(1,367,802)	(28,552)	5,690

Basic and diluted income (loss) per common share	(0.012)	(0.001)	0.001

Weighted average number of common shares used in per share calculations	111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net income (loss) for the period	(1,367,802)	(28,552)	5,690
Foreign currency translation adjustment	(89,099)	205,739	(59,013)

Total comprehensive income (loss) for the period	(1,456,901)	177,187	(53,323)

Comprehensive income (loss) per common share	(0.013)	0.002	(0.001)

                                The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 14 July 2004 to 30 September 2008	For the three month period ended 30 September 2008	For the three month period ended 30 September 2007
	$	$	$

Cash flows from (used in) operating activities
Net income (loss) for the period	(1,367,802)	(28,552)	5,690
Adjustments to reconcile income (loss) to net cash used by operating activities
Depreciation (Note 3)	4,292	268	347
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(433)	6,737	1,787
Decrease in accounts payable and accrued liabilities (Note 4)	(35,123)	(6,764)	(7,514)

	(1,397,788)	(28,311)	310

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,903)	(167)	17
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	27,982	(167)	17

Cash flows from financing activities
Common shares issued for cash (Note 6)	234,497	-	-
Increase (decrease) in due to related parties (Note 5)	1,232,950	(190,209)	2,778

	1,467,447	(190,209)	2,778

Effect of foreign exchange rate changes on cash	(89,099)	205,739	(59,013)

Increase in cash and cash equivalents	8,542	(12,948)	(55,908)

Cash and cash equivalents, beginning of period	-	21,490	20,994

Cash and cash equivalents, end of period	8,542	8,542	(34,914)

Supplemental Disclosures with Respect to Cash Flows (Note 9)

                                                  The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)
Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash – January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited – Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares – July 2006 (Note 6)	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the period	-	-	-	(28,552)	-	(28,552)
Cumulative translation adjustment	-	-	-	-	205,739	205,739

Balance at 30 September 2008	111,553,740	111,554	106,707	(1,367,802)	(89,099)	(1,238,640)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2008

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
30 September 2008

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 30 September 2008 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $28,552 for the three month period ended 30 September 2008 (three month period ended 30 September 2007 – net income of $5,690) and has a working capital deficit of $8,301 at 30 September 2008 (30 June 2008 – working capital of $4,620).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2       Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable for a developmental stage company for financial information and are expressed in U.S. dollars.

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
30 September 2008

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

Foreign currency translation

The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
30 September 2008

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2008, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Stock-based compensation

Effective 1 February 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  Before 1 February 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 February 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Molecular Pharmacology (USA) Limited
         (A Development Stage Company)
         Notes to Interim Consolidated Financial Statements
            (Expressed in U.S. Dollars)
            (Unaudited)
            30 September 2008

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The Company is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on the Company's consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2008

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS No. 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 July 2008. The Company is currently reviewing the impact of this statement.

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2008

3.         Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 30 September 2008	As at 30 June 2008 (audit)
	$	$	$	$

Office equipment	7,891	4,280	3,611	3,712

During the three month period ended 30 September 2008 the total additions to property, plant and equipment were $167 (30 June 2008 – $Nil).

4.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.      Due to Related Parties and Related Party Transactions

As at 30 September 2008, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2008 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2008, the amount due to related parties includes $18,071 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2008 – $10,751).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2008, the amount due to related parties includes $1,503 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2008 – $1,277).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2008, the amount due to related parties includes $1,213,376 payable to PharmaNet (30 June 2008 – $1,411,131).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the three month period ended 30 September 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees expenses of $8,332  (year ended 30 June 2008 – $79,118, cumulative – $705,029) by the Company.

During the three month period ended 30 September 2008, a company controlled by an individual related to a director or officer of the Company was paid or accrued office expenses of $7,001 (year ended 30 June 2008 - $29,355, cumulative - $36,356) by the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2008

During the three month period ended 30 September 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (year ended 30 June 2008 – $Nil, cumulative – $12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 30 September 2008	For the year ended 30 June 2008 (audit)
	$	$

Opening balance, beginning of period	1,411,131	1,138,943
Funds transferred to the Company by PharmaNet	8,211	319,726
Funds transferred to PharmaNet by the Company	-	(215,437)
Expenses paid by PharmaNet on behalf of the Company	89	690
Foreign currency translation adjustment	(206,055)	167,209

Balance as at 30 September 2008 and 30 June 2008	1,213,376	1,411,131

The average amount due to PharmaNet for the three month period ended 30 September 2008 was $1,286,122 (for the year ended 30 June 2008 – $1,285,705).

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
30 September 2008

7.      Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the three month period ended 30 September 2008	For the year ended 30 June 2008 (audit)
	$	$

Earnings (loss) before income taxes	(28,552)	62,296

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(9,707)	21,180

Increase (decrease) due to:
Non-deductible expenses	-	364
Difference between US and foreign tax rates	795	(5,553)
Change in valuation allowance	(34,250)	50,918
Research and development tax refund not subject to tax	-	(58,761)
Foreign exchange and other	43,162	(8,148)

Income tax expense (recovery)	-	-

The composition of the Company's deferred tax assets as at 30 September 2008 and 30 June 2008 are as follows:

	As at 30 September 2008	As at 30 June 2008 (audit)
	$	$

Net income tax operating loss carryforward	1,426,227	1,541,549

Deferred tax assets	450,504	484,754
Less: Valuation allowance	(450,504)	(484,754)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2008

The Company has non-capital loss carry-forwards of approximately $1,426,227 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	8,676
No expiry	860,324

1,426,227

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

8.      Commitment

On 13 October 2005, the Company entered into a distribution and supply agreement with MPLA (the “Distribution Agreement”) (Note 1).

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
30 September 2008

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

9.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 September 2008	For the three month period ended 30 September 2008	For the year ended 30 June 2008 (audit)
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2008

10.       Segmented Information

   Details on a geographic basis as at 30 September 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	311,467	(296,655)	14,812
Loss for the period	(19,876)	(8,676)	(28,552)

   Details on a geographic basis as at 30 June 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	318,283	(283,685)	34,598
Income (loss) for the year	138,829	(76,533)	62,296

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE FIRST QUARTER PERIOD ENDED SEPTEMBER 30, 2008 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-KSB.

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

To protect their intellectual property rights, MPLA relies on a combination of license and patent applications held by Cambridge Scientific Pty Ltd  which includes  "Analgesic and Anti-Inflammatory Composition" comprising USA patent application in completion plus PCT Provisional Specification having the same name designated as Serial No. 11/059580, Cytokine Mediation Composition PCT/AU2007/000554,   Tissue Disruption Treatment And Composition For Use Thereof United States Of America Patent Application No. 11/218382 and International Patent Application No. PCT/AU2006/001288 and COX 2 Inhibitor Application Number WO/2006902207.

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

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various certified formulation and manufacturers (GMP) of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or cGMPs, enforced by the Food and Drug Administration (“FDA”). Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Results of Operation

For the Quarter ended September 30, 2008.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended September 30, 2008, or since inception.

COMMON STOCK – Molecular USA has not issued any shares during the most recent quarter. As of the date November 14, 2008, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY – Total expenses were $28,552 for the three month period ended September 30, 2008.  Expenses had decreased during this past quarter as compared to the three month period ended September 30, 2007 – $60,775. A total of $1,629,167 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to September 30, 2008.  The decrease in costs over the past three quarters has occurred as the result of

Molecular USA's wholly owned subsidiary reducing its consulting and professional fees.  The costs can be subdivided into the following categories.

  Office Expenses: $9,270  in office expenses (for rent and administrative costs) were incurred for the three month period ended September 30, 2008 as compared to $10,376 for the three month period ended September 30, 2007; while a total of $132,923 was incurred in the period from inception on July 14, 2004 to September 30, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the three month period ended September 30, 2008, $8,332 in consulting and analysis expenses were incurred as compared to $32,597 during the three month period ended September 30, 2007.  We have incurred a total of $1,068,025 in consulting and analyst fees since our inception on July 14, 2004 to September 30, 2008.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the three month period ended September 30, 2008 we spent $0 on advertising and public relations and $0 for the three month period ended September 30, 2007.  A total of $23,739  has been incurred in this area during the period from inception on July 14, 2004 to September 30, 2008.
  Professional Fees: Molecular USA incurred $8,572 in professional fees for the three month period ended on September 30, 2008 as compared to $13,027 for the three month period ended September 30, 2007. From inception to September 30, 2008, we have incurred a total of $180,254 in professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $2,006 in travel costs for the three month period ended September 30, 2008 as compared to $3,813 for the three month period ended September 30, 2007 and $104,572 has been incurred in the period from inception on July 14, 2004 to September 30, 2008.  This decrease reflects limited travel expense this quarter to our North American legal counsel in visiting our research facilities in Australia.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the three month period ended September 30, 2008 and $0 in salaries and benefits during the three month period ended September 30, 2007. For the period July 14, 2004 (inception) through September 30, 2008, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to September 30, 2008.  There are no current or deferred tax expenses for the period ended September 30, 2008 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended September 30, 2008, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of September 30, 2008, the Company had cash and cash equivalents on hand in the amount of $8,542 (as at September 30, 2007 – bank indebtedness of $34,914) and current payable and accrued liabilities of $19,502 ($26,266 – June 30, 2008).  As of September 30, 2008, Molecular USA currently owes its parent company PharmaNet, $1,213,376 and an additional $65,449 to other related parties.   Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of September 30, 2008, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended September 30, 2008, amounted to $17. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”).

SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  Molecular USA does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  Molecular USA does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  Molecular USA is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on Molecular USA's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  Molecular USA is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  Molecular USA is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Molecular USA is currently evaluating the requirements of SFAS No. 159 and the potential impact on Molecular USA's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS No. 157 is effective for Molecular USA for fair value measurements and disclosures made by Molecular USA in its fiscal year beginning on 1 July 2008. Molecular USA is currently reviewing the impact of this statement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Due to the short-term nature of our interest bearing assets, which consist primarily of cash, cash equivalents and restricted cash, we believe that our exposure to interest rate market risk will not significantly affect our operations.

Foreign Currency Risk

Our head office and lab operations are based in Australia. Accordingly, we have been subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material as we have had no revenue and limited operations. Operating expenses incurred by our foreign subsidiaries were denominated in local currencies. We have not used financial instruments to hedge these operating expenses.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President and Chief Financial Officer), our President and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, . and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2008 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2008, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders of Molecular USA during this quarter.

Item 5.  Other Information

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS: APPOINTMENT OF PRINCIPAL OFFICERS

Mr. Simon Watson has resigned from his position as a director and officer of Molecular USA.  Mr. Watson held the office of Chief Financial Officer and Corporate Secretary.  The resignation of Mr. Watson was effective as of 5:00 P.M., UTC/GMT on November 12, 2008.  Mr. Watson did not resign due to any disagreement with the Molecular USA on any matter related to its operations, policies or practices.

The Board of Directors of the Molecular USA on November 12, 2008, appointed Mr. Jeffrey Edwards to the office of Chief Financial Officer and Secretary the Molecular USA effective as 5:00 P.M., UTC/GMT on November 5, 2008.  Mr. Edwards is a now the sole director and officer of the Molecular USA and holds the office of President, Chief Executive Officer, Chief Financial Officer and Secretary.

Mr. Edwards is 57 years old.  Mr. Edwards has over twenty years of experience in managing new technological innovations in the medical device and pharmaceutical industry.  From 2002 to 2005, Mr. Edwards as president and shareholder of International Scientific Pty Ltd., managed a variety of medical and technology projects.  In 2002 and 2003, Mr. Edwards was actively involved with Colltech Australia Limited, a company involved in the production and sale of collagen.  Colltech is listed on the Australian Stock Exchange ("CAU").  From its inception in 1995 to 2001, Mr. Edwards was the executive director of Genesis Biomedical Limited, a pharmaceuticals & biotechnology listed on the Australian Stock Exchange ("GBL"). While at Genesis, Mr. Edwards was responsible for all medical and clinical activities of the company as well as all day to day management of staff and corporate activities.  Mr. Edwards currently serves as a director of: OBJ Limited, a drug delivery company listed on the Australian Stock Exchange ("OBJ") (2005) and Global Energy Medicine Pty Ltd., a private therapeutic device company (2005).  He also holds the office of Chief Operations Officer of Molecular Pharmacology Limited, a wholly owned subsidiary of Molecular USA.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to to our Form 10-SB Registration Statement filed on January 23, 2003).
17.1	Resignation of Simon Watson
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2008.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors