Form 10-Q
period 2009-03-31
Molecular Pharmacology (USA) Ltd.
filed 2009-04-30
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: October 30, 2009
Estimated average burden hours per response: ……………….192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2009
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
011-61-8-9443-3011
(Registrant’s telephone number including area code)
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

Large Accelerated Filer ☐	Accelerated Filer 	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒	No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

		Yes ☒	No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
111,553,740 common shares issued and outstanding as of April 30, 2009.

i

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

March 31, 2009

ii

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The information in this report for the nine months ended March 31, 2009, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)

Interim Consolidated Financial Statements
    (Expressed in U.S. Dollars)
    (Unaudited)
    31 March 2009

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2009	As at 30 June 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,673	21,490
Amounts receivable	3,244	9,396

	7,917	30,886

Property, plant and equipment (Note 3)	3,147	3,712

	11,064	34,598
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	12,858	26,266

Due to related parties (Note 5)	1,059,540	1,424,159

	1,072,398	1,450,425

Stockholders’ deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2009 – 111,553,740 common shares, par value $0.001
30 June 2008 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	112,206	(294,838)
Deficit, accumulated during the development stage	(1,391,801)	(1,339,250)

	(1,061,334)	(1,415,827)

	11,064	34,598

Nature and Continuance of Operations (Note 1) and Commitment (Note 8)

On behalf of the Board: /s/ Jeffrey Edwards                  Director
                                              Jeffrey Edwards

 Molecular Pharmacology (USA) Limited
A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 14 July 2004 to 31 March 2009	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008	For the nine month period ended 31 March 2009	For the nine month period ended 31 March 2008
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,083,458	7,935	11,798	23,765	66,300
Depreciation	4,700	202	365	676	1,077
Office and miscellaneous (Note 5)	140,883	3,279	6,675	17,230	25,219
Professional fees	199,857	4,311	8,446	28,175	45,536
Public relations	3,656	-	-	-	565
Rent	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	9,943	1,359	-	4,511	1,889
Travel	104,240	(86)	2,036	1,674	6,846

Net loss before other items	(1,676,646)	(17,000)	(29,320)	(76,031)	(147,432)

Other items
Export market development grants	69,594	6,420	-	6,420	-
Interest income	2,322	-	-	-	-
Research and development tax refund	212,929	10,309	935	17,060	69,092

Net loss for the period	(1,391,801)	(271)	(28,385)	(52,551)	(78,340)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,391,801)	(271)	(28,385)	(52,551)	(78,340)
Foreign currency translation adjustment	112,206	201,305	(64,553)	407,044	(107,173)

Total comprehensive income (loss) for the period	(1,279,595)	201,034	(92,938)	354,493	(185,513)

Comprehensive income (loss) per common share		0.002	(0.001)	0.003	(0.002)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2009	For the nine month period ended 31 March 2009	For the nine month period ended 31 March 2008
	$	$	$

Cash flows from (used in) operating activities
Net income for the period	(1,391,801)	(52,551)	(78,340)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation (Note 3)	4,700	676	1,077
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(1,018)	6,152	14,418
Decrease in accounts payable and accrued liabilities (Note 4)	(41,767)	(13,408)	(31,764)

	(1,428,608)	(59,131)	(94,609)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,847)	(111)	17
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,038	(111)	17

Cash flows from financing activities
Common shares issued for cash (Note 6)	234,497	-	-
Increase (decrease) in due to related parties (Note 5)	1,058,540	(364,619)	215,917

	1,293,037	(364,619)	215,917

Effect of exchange rate changes on cash	112,206	407,044	(107,173)

Increase in cash and cash equivalents	4,673	(16,817)	14,152

Cash and cash equivalents, beginning of period	-	21,490	20,994

Cash and cash equivalents, end of period	4,673	4,673	35,146

Supplemental Disclosures with Respect to Cash Flows (Note 9)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders’ deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash – January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited – Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares – July 2006 (Note 6)	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the period	-	-	-	(52,551)	-	(52,551)
Cumulative translation adjustment	-	-	-	-	407,044	407,044

Balance at 31 March 2009	111,553,740	111,554	106,707	(1,391,801)	112,206	(1,061,334)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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
31 March 2009

On 15 March 2007, the Board of Directors approved a change in the Company’s financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company’s financial results to others in the industry, and to synchronize the Company’s fiscal reporting with MPLA.

The Company’s consolidated financial statements as at 31 March 2009 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $52,551 for the nine month period ended 31 March 2009 (nine month period ended 31 March 2008 –$78,340) and has a working capital deficit of $4,941 at 31 March 2009 (30 June 2008 – working capital of $4,620).

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

At 31 March 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 March 2009

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
31 March 2009

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2009, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS No. 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The Company is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on the Company’s consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

3.            Property, Plant and Equipment

		Accumulated depreciation	Net Book Value
	Cost		As at 31 March 2009	As at 30 June 2008 (Audited)
	$	$	$	$

Office equipment	7,891	4,744	3,147	3,712

During the nine month period ended 31 March 2009 the total additions to property, plant and equipment were $111 (30 June 2008 – $Nil).

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

5.            Due to Related Parties and Related Party Transactions

As at 31 March 2009, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2008 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2009, the amount due to related parties includes $10,889 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2008 – $10,751).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2009, the amount due to related parties includes $Nil payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2008 – $1,277).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2009, the amount due to related parties includes $1,047,651 payable to PharmaNet (30 June 2008 – $1,411,131).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 31 March 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $23,765  (year ended 30 June 2008 – $79,118, cumulative – $725,970) and $14,598 (year ended 30 June 2008 - $29,355, cumulative - $47,181) respectively by the Company.

During the nine month period ended 31 March 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (year ended 30 June 2008 – $Nil, cumulative – $12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the nine month period ended 31 March 2009	For the year ended 30 June 2008 (Audited)
	$	$

Opening balance, beginning of period	1,411,131	1,138,943
Funds transferred to the Company by PharmaNet	45,875	319,726
Funds transferred to PharmaNet by the Company	-	(215,437)
Expenses paid by PharmaNet on behalf of the Company	110	690
Foreign currency translation adjustment	(409,465)	167,209

Balance as at 31 March 2009 and 30 June 2008	1,047,651	1,411,131

The average amount due to PharmaNet for the nine month period ended 31 March 2009 was $1,263,612 (for the year ended 30 June 2008 – $1,285,705).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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
31 March 2009

7.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the nine month period ended 31 March 2009	For the year ended 30 June 2008 (Audited)
	$	$

Earnings (loss) before income taxes	(52,551)	62,296

Federal income tax rates	34.0%	34.0%

Income tax expense (recovery) based on the above rates	(17,867)	21,180

Increase (decrease) due to:
Non-deductible expenses	-	364
Difference between US and foreign tax rates	791	(5,553)
Change in valuation allowance	(68,220)	50,918
Research and development tax refund not subject to tax	-	(58,761)
Foreign exchange and other	85,296	(8,148)

Income tax expense (recovery)	-	-

The composition of the Company’s deferred tax assets as at 31 March 2009 and 30 June 2008 are as follows:

	As at 31 March 2009	As at 30 June 2008 (Audited)
	$	$

Net income tax operating loss carryforward	1,309,557	1,541,549

Deferred tax assets	416,534	484,754
Less: Valuation allowance	(416,534)	(484,754)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

The Company has non-capital loss carry-forwards of approximately $1,309,557 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	32,786
No expiry	717,879

1,309,557

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

9.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 March 2009	For the nine month period ended 31 March 2009	For the year ended 30 June 2008 (Audited)
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

10.        Segmented Information

Details on a geographic basis as at 31 March 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	338,474	(327,410)	11,064
Loss for the period	(19,765)	(32,786)	(52,551)

Details on a geographic basis as at 30 June 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	318,283	(283,685)	34,598
Income (loss) for the year	138,829	(76,533)	62,296

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2009 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the tradename Tripeptofen or any other trade names or trademarks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular USA and MPLA for the topical application for human use only, and specifically excludes:

•           dermatological or cosmetic use, or tissue repair or tissue regeneration effect;

•           any use or application of the Licensed Product in non-human groups or species; and

•           Thermalife cream, presently owned by PharmaNet, the parent company of MPLA.

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

  adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and

  insure Molecular USA’s auditor is independent as defined by SOA.

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

Results of Operation

For the Quarter ended March 31, 2009.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2009, or since inception.

COMMON STOCK – Molecular USA has not issued any shares during the most recent quarter. As of the date April 30, 2009, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY – Total expenses were $76,031 for the nine month period ended March 31, 2009.  Expenses had decreased during this past quarter as compared to nine month period ended March 31, 2008 – $147,432. A total of $1,676,646 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March  31, 2009.  The decrease in costs over the past three quarters has occurred as the result of Molecular USA’s wholly owned subsidiary reducing its consulting and professional fees.  The costs can be subdivided into the following categories.

  Office Expenses: $17,230  in office expenses (for rent and administrative costs) were incurred for the nine month period ended March 31, 2009 as compared to $25,219 for the nine month period ended March 31,

  2008; while a total of $140,883 was incurred in the period from inception on July 14, 2004 to March  31, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the nine month period ended March 31, 2009, $23,765 in consulting and analysis expenses were incurred as compared to $66,300 during the nine month period ended March 31, 2008.  We have incurred a total of $1,117,405 in consulting and analyst fees since our inception on July 14, 2004 to March 31, 2009.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the nine month period ended March 31, 2009 we spent $0 on advertising and public relations and $0 for nine month period ended March 31, 2008.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2009.
  Professional Fees: Molecular USA incurred $28,175 in professional fees for the nine month period ended on March 31, 2009 as compared to $45,536 for the nine month period ended March 31, 2008. From inception to March 31, 2009, we have incurred a total of $199,857 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $1,674  in travel costs for the nine month period ended March 31, 2009 as compared to $6,846 for the nine month period ended March  31, 2008 and $104,240 has been incurred in the period from inception on July 14, 2004 to March 31, 2009.  This decrease reflects limited travel expense this quarter to our North American legal counsel in visiting our research facilities in Australia.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the nine month period ended March 31, 2009 and $0 in salaries and benefits during the nine month period ended March 31, 2008. For the period July 14, 2004 (inception) through March 31, 2009, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to March 31, 2009.  There are no current or deferred tax expenses for the period ended March 31, 2009 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the nine month period ended  March 31, 2009, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of March 31, 2009, the Company had cash and cash equivalents on hand in the amount of $4,673 ($21,490 – June 30, 2008) and current payable and accrued liabilities of $12,858 ($26,266 – June 30, 2008).  As of March 31, 2009, Molecular USA currently owes its parent company PharmaNet, $1,047,651 and an additional $11,889 to other related parties.   Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of March 31, 2009, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2009, amounted to $111. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  Molecular USA does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  Molecular USA is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on Molecular USA’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  Molecular USA is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation of Jeff Edwards our President, Chief Executive Officer and Chief Financial Officer we have concluded that as of March 31, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Jeff Edwards, our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2009 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2009, Jeff Edwards, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5.  Other Information

No items to disclose.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2009.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors