Form 10-K/A
period 2008-06-30
Molecular Pharmacology (USA) Ltd.
filed 2009-06-10
CIK 1191357

OMB APPROVAL
OMB Number:	3235-0420
Expires:	April 30, 2009
Estimated average burden hours per response:	1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/ A-1

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

TABLE OF CONTENTS

REASON FOR AMENDMENT

This Form 10-KSB is being filed to include audited statements of income, cash flows and stockholders' equity for two full 12 month periods: the year ended June 30, 2008 and the year ended October 31, 2006 in addition to the eight month period ended June 30, 2007.  Management Discussion and Analysis has also also accordingly be amended to provide information for all three periods and from our date of incorporation to June 20, 2008.

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

2008 Activities and Developments

For the year ended June 30, 2008, our net income was $62,296 ($0.001 per share). The earnings per share was based on a weighted average of 111,553,740 common shares outstanding. For the eight month period ended June 30, 2007, our net loss was $377,131 ($0.003 per share) based on a weighted average of 131,553,740 common shares outstanding.  For the year ended October 31, 2006, our net loss was $509,018 ($0.005 per share) based on a weighted average of 99,357,420 common shares outstanding. For the period from inception on July 14, 2004 to June 30, 2008 Molecular USA has an accumulated net loss of $1,339,250.  Molecular has working capital of $4,620 at June 30, 2008 (June 30, 2007 - working capital deficit of $23,913).  As a result our auditors have qualified their opinion as having substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

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

Results of Operation

For the year ended June 30, 2008, eight month period ended June 30, 2007 and the period from July 14, 2004 (inception) to June 30, 2008:

REVENUES

REVENUE - Molecular USA has net income of $62,296 for the year ended June 30, 2008 (eight month period ended  June 30, 2007 - loss of $377,131 ; year ended October 31, 2006 - loss $509,018 ) and a loss of $1,339,250 for the period from inception to June 30, 2008. To date, we have generated limited revenues from our business operations.

LOANS - As of June 30, 2008, PharmaNet has loaned Molecular USA a total of $1,411,131 for working capital (eight month period ended June 30, 2007 - $1,138,943 ; year ended October 31, 2006 - $725,817 ). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK - Net cash provided by financing activities during the year ended June 30, 2008 was $0.00 (eight month period ended June 30, 2007 - $0.00 ; year ended October 31, 2006 - $0.00 ).

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

  Office Expenses: $33,079  in office expenses (includes rent and administrative costs) were incurred for the year ended June 30, 2008 as compared to $43,120 for the eight month period ended June 30, 2008 and $37,329 for the year ended October 31, 2006, while a total of $151,412 was incurred in the period from inception on July 14, 2004 to June 30, 2008. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the year ended June 30, 2008, $88,322 in consulting and analysis expenses were incurred as compared to $227,844 for the eight month period ended June 30, 2007 and $361,696 for the year ended October 31, 2006 .  We have incurred a total of $1,059,693 in the period from inception on July 14, 2004 to June 30, 2008.
  Advertising, Public Relations and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the year ended June 30, 2008 and eight month period ended June 30, 2007 we spent $0.00 on advertising and public relations while for the year ended October 31, 2006 we spent $3,381 in this area. We have incurred a total of $27,739 in the period from inception on July 14, 2004 to June 30, 2008.
  Professional Fees: Molecular USA incurred $64,236 in professional fees for the year ended on June 30, 2008 as compared to $55,989 for the eight month period ended June 30, 2007 and $51,457 for the year ended October 31, 2006 . From inception to June 30, 2008, we have incurred a total of $171,682 in professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $8,968 in travel costs for the year ended on June 30, 2008 as compared to $31,615 for the eight month period ended June 30, 2007 and $45,204 for the year ended October 31, 2006 .  This decrease can largely be attributed to our attendance at a limited number of pharmacology trade shows and restricting the expense of visiting various research facilities.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0.00 in salaries and benefits for the year ended June 30, 2008 and $16,008 was incurred for the eight month period ended June 30, 2007 and $2,652 for the year ended October 31, 2006 . For the period July 14, 2004 (inception) through June 30, 2008, Molecular USA has spent a total of $44,464 on salaries and benefits.

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

Capital Expenditure Commitments

Capital expenditures for the year ended June 30, 2008 amounted to $0.00 ( $0.00 for the eight month period ended June 30, 2007 and $0.00 for the year ended October 31, 2006) . Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Item 7. Financial Statements

Auditors' Report dated August 20, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

James Stafford
James Stafford
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
*Incorporated professional, James Stafford Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the consolidated balance sheets of Molecular Pharmacology (USA) Limited (the "Company") as at 30 June 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for the year ended 30 June 2008, the eight month period ended 30 June 2007 and the year ended 31 October 2006 . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2008 and 2007 and the results of its operations, its cash flows and its changes in stockholders' deficiency for the year ended 30 June 2008, the eight month period ended 30 June 2007 and the year ended 31 October 2006 in conformity with accounting principles generally accepted in the United States of America.

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

On behalf of the Board:

/s/ Jeffrey Edwards

_____________________________________Director
Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of inception on 14 July 2004 to 30 June 2008 (Unaudited)	For the year ended 30 June 2008	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	3,881
Analysis	33,947	-	-	-
Consulting (Note 6)	1,059,693	88,332	227,844	361,696
Depreciation	4,024	1,457	1,025	1,480
Office and miscellaneous (Note 6)	123,653	33,079	29,788	29,309
Professional fees	171,682	64,236	55,989	51,457
Public relations	3,656	-	1,430	2,226
Rent (Note 6)	27,759	-	13,332	8,020
Salaries and benefits	44,464	-	16,008	2,652
Transfer agent and filing fees	5,432	2,239	100	3,093
Travel	102,566	8,968	31,615	45,204

Net loss before other items	(1,600,615)	(198,311)	(377,131)	(509,018)

Other items
Export market development grants	63,174	63,174	-	-
Interest income	2,322	1,564	-	758
Research and development tax refund	195,869	195,869	-	-

Net income (loss) for the period	(1,339,250)	62,296	(377,131)	(508,260)

Basic and diluted income (loss) per common share	(0.012)	0.001	(0.003)	(0.005)

Weighted average number of common shares used in per share calculations	111,553,740	111,553,740	131,553,740	99,357,420

Comprehensive loss
Net income (loss) for the period	(1,339,250)	62,296	(377,131)	(508,260)
Foreign currency translation adjustment	(294,838)	(166,483)	(105,436)	(16,222)

Total comprehensive loss for the period	(1,634,088)	(104,187)	(482,567)	(524,482)

Comprehensive loss per common share	(0.015)	(0.001)	(0.004)	(0.005)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	For the period from the date of inception on 14 July 2004 to 30 June 2008 (Unaudited)	For the year ended 30 June 2008	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$	$	$

Cash flows from (used in) operating activities
Net income (loss) for the period	(1,339,250)	62,296	(377,131)	(508,260)
Adjustments to reconcile income (loss) to net cash used by operating activities
Depreciation (Note 4)	4,024	1,457	1,025	1,480
Write-down of intangible assets	1,278	-	-	1,278
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(7,170)	11,906	(9,661)	(4,891)
Decrease in accounts payable and accrued liabilities (Note 5)	(28,359)	(39,943)	(73,472)	82,967

	(1,369,477)	35,716	(459,239)	(427,426)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 4)	(7,736)	-	(732)	(3,967)
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	37,163

	28,149	-	(732)	33,196

Cash flows from financing activities
Common shares issued for cash (Note 7)	234,497	-	-	-
Increase in due to related parties (Note 6)	1,423,159	131,263	566,079	417,325

	1,657,656	131,263	566,079	417,325

Effect of exchange rate changes on cash	(294,838)	(166,483)	(105,436)	(16,222)

Increase in cash and cash equivalents	21,490	496	672	6,873

Cash and cash equivalents, beginning of period	-	20,994	20,322	13,449

Cash and cash equivalents, end of period	21,490	21,490	20,994	20,322

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

  MPLA was incorporated on 14 July 2004 under the laws of Australia. The accompanying consolidated financial statements are the historical financial statements of MPLA.

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

The Company's consolidated financial statements as at 30 June 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net income of $62,296 for the year ended 30 June 2008 (eight month period ended 30 June 2007 - loss of $377,131, year ended 31 October 2006 - loss of $508,260 ) and has working capital of $4,620 at 30 June 2008 (30 June 2007 - working capital deficit of $23,913).

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

Stock-based compensation

Effective 1 November  2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before 1 November  2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 November  2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 163, " Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60) ("SFAS No. 163"). SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, " Accounting and Reporting by Insurance Enterprises. " SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, " The Hierarchy of Generally Accepted Accounting Principles " ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, U.S. GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards No. 69, " The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles " ("SAS No. 69"). SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the U.S. GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company's fiscal year ending 30 June 2008. The adoption of SFAS No. 158 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

  During the year ended 30 June 2008 the total additions to property, plant and equipment were $Nil ( eight month period ended 30 June 2007 - $900).

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

During the year ended 30 June 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $79,118 (eight month period ended 30 June 2007 - $121,136 , year ended 31 October 2006 - $ 236,599 , cumulative - $696,697) and $29,355 respectively by the Company.

During the year ended 30 June 2008, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (eight month period ended 30 June 2007 - $12,987 , year ended 31 October 2006 - $Nil , cumulative - $12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the year ended 30 June 2008	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$	$

Opening balance, beginning of period	1,138,943	725,817	308,492
Funds transferred to the Company by PharmaNet	319,726	347,316	296,104
Funds transferred to PharmaNet by the Company	(215,437)	-	-
Expenses paid by PharmaNet on behalf of the Company	690	2,730	121,221
Foreign currency translation adjustment	167,209	63,080	-

Balance as at 30 June 2008 and 30 June 2007	1,411,131	1,138,943	725,817

The average amount due to PharmaNet for the year ended 30 June 2008 was $1,285,705 (eight month period ended 30 June 2007 - $895,415 , year ended 31 October 2006 - $498,650 ).

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

Warrants

The following is a summary of warrant activities during the year ended 31 October 2006, the eight month period ended 30 June 2007 and the year ended 30 June 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 October 2005	-	-

Granted	3,000,000	0.50
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 October 2006	3,000,000	0.50

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 October 2006	3,000,000	0.50

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2007	3,000,000	0.50

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
  Income Taxes

  Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:

	For the year ended 30 June 2008	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$	$

Earnings (loss) before income taxes	62,296	(377,131)	(508,260)

Federal income tax rates	34.0%	34.0%	34.0%

Income tax recovery based on the above rates	21,180	(128,224)	(172,808)

Increase (decrease) due to:
Non-deductible expenses	364	-	-
Difference between US and foreign tax rates	(5,553)	10,579	16,208
Change in valuation allowance	50,918	122,389	156,600
Research and development tax refund not subject to tax	(58,761)	-	-
Foreign exchange and other	(8,148)	(4,744)	-

Income tax expense (recovery)	-	-	-

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
  Commitments

On 13 October 2005, the Company entered into a Distribution Agreement with MPLA (Note 1).

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
  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2008 (Unaudited)	For the year ended 30 June 2008	For the eight month period ended 30 June 2007	For the year ended 31 October 2006
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	16,236
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	2,226
Accounts payable assumed on recapitalization of the Company	54,624	-	-	54,624
Due to related party assumed on recapitalization of the Company	1,000	-	-	1,000

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

  Segmented Information

  Details on a geographic basis as at 30 June 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	318,283	(283,685)	34,598

Income (loss) for the year	138,829	(76,533)	62,296

  Details on a geographic basis as at 30 June 2007 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	44,526	2,939	47,465

Loss for the period	(264,483)	(112,648)	(377,131)

  Details on a geographic basis as at 31 October 2006 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	27,458	9,967	37,425

Loss for the year	(405,195)	(103,065)	(508,260)

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

Based upon their evaluation of our controls, Jeff Edwards, our President and Chief Executive Officer, and Simon Watson, our Chief Financial Officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  Further, Management concludes that Molecular USA's internal control over financial reporting has no material weaknesses.

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffery D. Edwards
Jeffrey D. Edwards, President, Chief Executive Officer and Chief Financial Officer
Date:	June 8, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, Chief Executive Officer and Chief Financial Officer
Date:	June 8, 2009