Form 10-K
period 2009-06-30
Molecular Pharmacology (USA) Ltd.
filed 2009-10-02
CIK 1191357

OMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2012
Estimated average burden hours per response:	2,100.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
_X_	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________to _______

Commission File Number: 000-50156

Molecular Pharmacology (USA) Limited
(Exact name of registrant specified in its charter)

Nevada	71-0900799
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

Drug Discovery Centre 28 Oxford Street, Leederville 6007 Perth, Western Australia	00000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	011-61-8-9443-3011

Securities Registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NOT APPLICABLE	NOT APPLICABLE

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value per share	NOT APPLICABLE

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act

                                       ___ Yes    X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                         ___ Yes    X   No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   X   Yes ___ No

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ___ Yes    X   No (not applicable to the registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 ___ Yes    X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filed [  ]                        Accelerated Filer [  ]

Non-Accelerated Filer  [   ]                         Smaller Reporting Company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                         ___ Yes    X   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

31,553,740 common shares @ $0.01(1) = $315,537.40 as of December 31, 2008
(1) Last close price on December 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 ___ Yes    X   No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

111,553,740 common shares issued and outstanding as of September 30, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA. The transaction was originally announced by Molecular USA in a press release dated November 29, 2005, and was subsequently approved by a majority of the stockholders of the Corporation at a stockholders meeting held on April 21, 2005. As a result of the transaction, PharmaNet Group Limited ("PharmaNet"), the former parent company of MPLA, now controls approximately 79% of Molecular USA 's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

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

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the trade name Tripeptafen or any other trade names or trademarks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular and MPLA for the topical application for human use only, and specifically excludes:

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

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various Good Manufacturing Practice ("GMP") certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or cGLPs, and current good manufacturing practices or GMPs, enforced by the FDA. Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

    have Molecular USA's chief executive officer and chief financial officer are required to certify its financial statements;

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

Environmental Compliance

The nature of Molecular USA's and MPLA's business does not require special environmental or local government approval. Molecular USA and MPLA are compliant with all environmental laws. The cost of such compliance is minimal for the Corporation.

Employees

In the year ended 2009, Molecular USA did not have any employees and do not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

Immediate Business Plans

The Corporation, through its subsidiary MPLA, plans to continue to pursue the various levels of the international regulatory approval processes. Applications and product opportunities for Tripeptofen are believed to be broad and cover a range of commercial fields, each with distinct pre-market requirements. The international drug development team, global resources and local know-how will allow MPLA to seek the most time and cost effective regulatory pathways for each product and market sector.

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritise the path to market. Jeff Edwards will work to set-out the strategies designed to maximize the multi-jurisdictional capabilities of MPLA's development teams.

Reports to Securities Holders

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

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

Item 1A. Risk Factors

No disclosure is required hereunder as the Corporation is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Description of Property

Molecular USA's office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia. This office space was provided free of charge during the year ended June 30, 2009, from a company controlled by an officer of PharmaNet.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Corporation, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

Quarter Ended(1) (2)	High	Low
June 30, 2009	$0.02	$0.01
March 31, 2009	$0.01	$0.01
December 31, 2008	$0.02	$0.02
September 30, 2008	$0.02	$0.02
June 30, 2008	$0.04	$0.03
March 31, 2008	$0.05	$0.03
December 31, 2007	$0.09	$0.03
September 30, 2007	$0.11	$0.06
June 30, 2007	$0.17	$0.13
March 31, 2007	$0.06	$0.04
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)

Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005. On November 26, 2007, the stock was moved to the PinkSheet quotation system for failure to comply with NASD 6530. The shares of Molecular will be eligible to be quoted once again on the OTCBB on November 26, 2008 on application request by a market maker of the common stock of Molecular.

Holders of Common Stock

As of September 22, 2009, there were 16 registered shareholders of Molecular USA's common stock.

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

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

No disclosure is required hereunder as Molecular USA is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 7. Management Discussion and Analysis

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE YEAR ENDING JUNE 30, 2009, AND SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

2009Activities and Developments

For the year ended June 30, 2009, our net loss was $94,336 ($0.001 per share). The loss per share was based on a weighted average of 111,553,740 common shares outstanding. For the period ended June 30, 2008, the net income was $62,296 ($0.001 per share) based on a weighted average of 111,553,740 common shares outstanding. For the period from inception on

July 14, 2004 to June 30, 2009 Molecular USA has an accumulated net loss of $1,433,586. Molecular has working capital deficit of $20,369 at 30 June 2009 (30 June 2008 - working capital of $4,620). As a result our auditors have qualified their opinion as having substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder PharmaNet and, if available on satisfactory terms, debt financing.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our Corporation internationally and to expand of our business development and marketing programs could be adversely affected.

Results of Operation

For the year ended June 30, 2009 and the year ended June 30, 2008 and July 14, 2004 (inception) through June 30, 2009.

REVENUES

REVENUE - Molecular has net loss of $94,336 for the year ended 30 June 2009 (year ended 30 June 2008 - net income of $62,296) and $1,433,586 for the period from inception to June 30, 2009. To date, we have generated limited revenues from our business operations.

LOANS - As of June 30, 2009, PharmaNet has loaned Molecular USA a total of $1,246,058 for working capital (year ended June 30, 2008 - $1,411,131). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK - Net cash provided by financing activities during the year ended June 30, 2009 was $0.00 (year ended June 30, 2008 - $0.00).

EXPENSES

SUMMARY - Total expenses were $117,942 for the year ended June 30, 2009. Expenses have decreased in the year ended June 30, 2009 by $80,369 from $198,311 in the previous year ended June 30, 2008. A total of $1,718,557 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to June 30, 2009. The decrease in costs over the past year has occurred as the result of Molecular USA's wholly owned subsidiary reducing its involvement in research projects resulting in a decrease in consulting fees and expenses. The costs can be subdivided into the following categories.

  Office Expenses: $22,358 in office expenses (includes rent and administrative costs) were incurred for the year ended June 30, 2009 as compared to $33,079 for the year ended June 30, 2008 while a total of $146,011 was incurred in the period from inception on July 14, 2004 to June 30, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the year ended June 30, 2009, $35,214 in consulting and analysis expenses were incurred as compared to $88,332 for the year ended June 30, 2008. We have incurred a total of $1,094,907 in the period from inception on July 14, 2004 to June 30, 2009.

  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area. During the year ended June 30, 2009 we spent $0.00 on advertising and public relations while for the year ended June 30, 2008 we spent $0.00 in this area. We have incurred a total of $23,739 in the period from inception on July 14, 2004 to June 30, 2009.

  Professional Fees: Molecular USA incurred $52,386 in professional fees for the year ended on June 30, 2009 as compared to $64,236 for the period ended June 30, 2008. From inception to June 30, 2009, we have incurred a total of $224,068 in professional fees mainly spent on legal and accounting matters.

  Travel Costs: Molecular USA incurred $1,683 in travel costs for the year ended on June 30, 2009 as compared to $8,968 for the period ended June 30, 2008. This decrease can largely be attributed to our attendance at a limited number of pharmacology trade shows and restricting the expense of visiting various research facilities we have ongoing trials or research projects.

  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $0.00 in salaries and benefits for the year ended June 30, 2009 and while $0.00 was incurred for the period ended June 30, 2008. For the period July 14, 2004 (inception) through June 30, 2009, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2009. There are no current or deferred tax expenses for the period ended June 30, 2009, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Off-Balance Sheet Arrangement

As of June 30, 2009, we have had no off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures the year ended June 30, 2009 amounted to $114 ($0.00 for the year ended June 30, 2008) Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB statement No. 162". SFAS No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009. The Company does not expect this adoption will have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities. It requires timely and useful disclosure of information related to the Company's involvement with variable interest entities. This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", related to the changes to the special-purpose entity proposal in FASB Statement No. 166, "Accounting for Transfers of Financial Assets", and the treatment of specific provisions of Interpretation 46(R). SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009. The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement". SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability. SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009. The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. Molecular is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. Molecular is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS No. 157 is effective for Molecular for fair value measurements and disclosures made by Molecular in its fiscal year beginning on 1 July 2008. Molecular is currently reviewing the impact of this statement.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

No disclosure is required hereunder as the Corporation is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

Auditor's Report dated June 30, 2009.

Consolidated Balance Sheets as at June 30, 2009 and June 30, 2008.

Consolidated Statements of Operations for the year ended June 30, 2009 and for the year ended June 30, 2008.

Consolidated Statement of Stockholders' Equity for the year ended June 30, 2009 and for the year ended June 30, 2008.

Consolidated Statements of Cash Flows for the year ended June 30, 2009 and for the year ended June 30, 2008.

Notes to Consolidated Financial Statements

James Stafford
James Stafford
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
*Incorporated professional, James Stafford Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the consolidated balance sheets of Molecular Pharmacology (USA) Limited (the "Company") as at 30 June 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the two year period ended 30 June 2009 and for the eight month period ended 30 June 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2009 and 2008 and the results of its operations, cash flows and changes in stockholders' deficiency for each of the years in the two year period ended 30 June 2009 and for the eight month period ended 30 June 2007 in conformity with accounting principles generally accepted in the United States of America.

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

3 September 2009

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

30 June 2009

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 June 2009	As at 30 June 2008
	$	$
Assets

Current
Cash and cash equivalents	7,543	21,490
Amounts receivable	2,917	9,396

	10,460	30,886

Equipment (Note 3)	2,920	3,712

	13,380	34,598
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	30,829	26,266

Due to related parties (Note 5)	1,273,680	1,424,159

	1,304,509	1,450,425

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2009 - 111,553,740 common shares, par value $0.001
30 June 2008 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(75,804)	(294,838)
Deficit, accumulated during the development stage	(1,433,586)	(1,339,250)

	(1,291,129)	(1,415,827)

	13,380	34,598

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

   /s/ Jeffrey D. Edwards                      Director
Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2009 (Unaudited)	For the year ended 30 June 2009	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-
Analysis	33,947	-	-	-
Consulting (Note 5)	1,094,907	35,214	88,332	227,844
Amortization (Note 3)	4,930	906	1,457	1,025
Office and miscellaneous (Note 5)	146,011	22,358	33,079	29,788
Professional fees	224,068	52,386	64,236	55,989
Public relations	3,656	-	-	1,430
Rent (Note 5)	27,759	-	-	13,332
Salaries and benefits	44,464	-	-	16,008
Transfer agent and filing fees	10,827	5,395	2,239	100
Travel	104,249	1,683	8,968	31,615

Net loss before other items	(1,718,557)	(117,942)	(198,311)	(377,131)

Other items
Export market development grants	69,629	6,455	63,174	-
Interest income	2,322	-	1,564	-
Research and development tax refund	213,020	17,151	195,869	-

Net income (loss) for the period	(1,433,586)	(94,336)	62,296	(377,131)

Basic and diluted income (loss) per common share	(0.01)	(0.001)	0.001	(0.003)

Weighted average number of common shares used in per share calculations	111,553,740	111,553,740	111,553,740	131,553,740

Comprehensive income (loss)
Net income (loss) for the period	(1,433,586)	(94,336)	62,296	(377,131)
Foreign currency translation adjustment	(75,804)	219,034	(166,483)	(105,436)

Total comprehensive income (loss) for the period	(1,509,390)	124,698	(104,187)	(482,567)

Comprehensive income (loss) per common share	(0.01)	0.001	(0.001)	(0.004)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2009 (Unaudited)	For the year ended 30 June 2009	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$	$

Cash flows from (used in) operating activities
Net income (loss) for the period	(1,433,586)	(94,336)	62,296	(377,131)
Adjustments to reconcile income (loss) to net cash used by operating activities
Amortization (Note 3)	4,930	906	1,457	1,025
Write-down of intangible assets	1,278	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(691)	6,479	11,906	(9,661)
Decrease in accounts payable and accrued liabilities (Note 4)	(16,588)	11,771	(39,943)	(73,472)

	(1,444,657)	(75,180)	35,716	(459,239)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	(114)	-	(732)
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-

	28,035	(114)	-	(732)

Cash flows from (used in) financing activities
Common shares issued for cash (Note 6)	234,497	-	-	-
Increase (decrease) in due to related parties (Note 5)	1,265,472	(157,687)	131,263	566,079

	1,499,969	(157,687)	131,263	566,079

Effect of exchange rate changes on cash	(75,804)	219,034	(166,483)	(105,436)

Increase (decrease) in cash and cash equivalents	7,543	(13,947)	496	672

Cash and cash equivalents, beginning of period	-	21,490	20,994	20,322

Cash and cash equivalents, end of period	7,543	7,543	21,490	20,994

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
(Unaudited)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
(Unaudited)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006 (Note 6)	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
(Unaudited)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the period	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

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
30 June 2009

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's consolidated financial statements as at 30 June 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $94,336 for the year ended 30 June 2009 (year ended 30 June 2008 - net income of 62,296, eight month period ended 30 June 2007 - loss of $377,131) and has a working capital deficit of $27,577 at 30 June 2009 (30 June 2008 - working capital of $4,620).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2010. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2009, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
30 June 2009

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

Equipment

Equipment is recorded at cost and amortization is provided over their estimated economic lives at the rate of 15% declining balance.

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
30 June 2009

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2009, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB statement No. 162". SFAS No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009. The Company does not expect this adoption will have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities. It requires timely and useful disclosure of information related to the Company's involvement with variable interest entities. This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", related to the changes to the special-purpose entity proposal in FASB Statement No. 166, "Accounting for Transfers of Financial Assets", and the treatment of specific provisions of Interpretation 46(R). SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009. The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement". SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009. The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the new disclosure requirements of SFAS No. 161 and the potential impact on the Company's consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On 1 July 2008, the Company elected to implement SFAS No. 157 with the one-year deferral. Given the nature of the Company's current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations or cash flows. Beginning 1 July 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on its consolidated financial statements upon full adoption in 2009.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51". SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

Changes in accounting policies

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises". SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The Company adopted SFAS No. 163 on 1 January 2009 and has determined that the adoption did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115". The statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on 1 July 2008.  The adoption of SFAS No. 159 did not have a material effect on the Company's financial condition, results of operations or cash flows as the Company did not elect this fair value option.
  Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 30 June 2009	As at 30 June 2008
	$	$	$	$

Office equipment	7,840	4,920	2,920	3,712

  During the year ended 30 June 2009 the total additions to equipment were $114 (30 June 2008 - $Nil).

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Parties and Related Party Transactions

  As at 30 June 2009, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2008 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

As at 30 June 2009, the amount due to related parties includes $25,498 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2008 - $10,751). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2009, the amount due to related parties includes $1,124 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2008 - $1,277). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2009, the amount due to related parties includes $1,246,058 payable to PharmaNet (30 June 2008 - $1,411,131). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $33,877 (year ended 30 June 2008 - $79,118, eight month period ended 30 June 2007 - $121,136, cumulative - $730,574) and $19,279 (year ended 30 June 2008 - $29,355, eight month period ended 30 June 2007 - $Nil, cumulative - $63,116) respectively by the Company.

During the year ended 30 June 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (year ended 30 June 2008 - $Nil, eight month period ended 30 June 2007 - $Nil, cumulative - $12,987).

Transactions comprising the amount due to PharrmaNet are as follows:

	For the year ended 30 June 2009	For the year ended 30 June 2008
	$	$

Opening balance, beginning of period	1,411,131	1,138,943
Funds transferred to the Company by PharmaNet	57,948	319,726
Funds transferred to PharmaNet by the Company	-	(215,437)
Expenses paid by PharmaNet on behalf of the Company	520	690
Foreign currency translation adjustment	(223,541)	167,209

Balance as at 30 June 2009 and 2008	1,246,058	1,411,131

The average amount due to PharmaNet for the year 2009 was $ended 30 June 1,270,929 (year ended 30 June 2008 - $1,285,705, eight month period ended 30 June 2007 - $895,415).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

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

  Income Taxes

  Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:

	For the year ended 30 June 2009	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$

Earnings (loss) before income taxes	(94,336)	62,296	(377,131)

Federal income tax rates	34.0%	34.0%	34.0%

Income tax expense (recovery) based on the above rates	(32,074)	21,180	(128,224)

Increase (decrease) due to:
Non-deductible expenses	-	364	-
Difference between US and foreign tax rates	1,458	(5,553)	10,579
Change in valuation allowance	(16,114)	50,918	122,389
Research and development tax refund not subject to tax	(5,145)	(58,761)	-
Foreign exchange and other	51,875	(8,148)	(4,744)

Income tax expense (recovery)	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

The composition of the Company's deferred tax assets as at 30 June 2009 and 2008 are as follows:

	As at 30 June 2009	As at 30 June 2008
	$	$

Net income tax operating loss carryforward	1,479,897	1,541,549

Deferred tax assets	468,640	484,754
Less: Valuation allowance	(468,640)	(484,754)

Net deferred tax asset	-	-

The Company has non-capital loss carry-forwards of approximately $1,479,897 that may be available for tax purposes. The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
No expiry	863,124

1,479,897

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
30 June 2009

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

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 11).

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2009 (Unaudited)	For the year ended 30 June 2009	For the year ended 30 June 2008	For the eight month period ended 30 June 2007
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2009

  Segmented Information

Details on a geographic basis as at 30 June 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	348,654	(335,274)	13,380
Loss for the year	(36,455)	(57,881)	(94,336)

Details on a geographic basis as at 30 June 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	318,283	(283,685)	34,598
Income (loss) for the year	138,829	(76,533)	62,296

Details on a geographic basis as at 30 June 2007 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	44,526	2,939	47,465
Loss for the period	(264,483)	(112,648)	(377,131)

  Contingency

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

  Subsequent Event

There are no subsequent events from the date of the year ended 30 June 2009 to the date the consolidated financial statements were available to be issued on 3 September 2009.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Molecular USA had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and acting Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Corporation's CEO and CFO have concluded that the Corporation's disclosure controls and procedures were not effective as of June 30, 2008, due to management's failure to include its report on internal control over financial reporting in the Form 10-KSB as required by Item 308T(a)(3) of Regulation S-B which was corrected in the spring of 2009. The Corporation has added this matter to its financial filing checklist.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of June 30, 2009, Jeff Edwards, our President, Chief Executive Officer and acting Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T) - Controls and Procedures

See Item 9A - Controls and Procedures above.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of September 30, 2009 and June 30, 2009. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey D. Edwards	58	President, Chief Executive Officer, acting Chief Financial Officer and Director	October 28, 2005

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

Family relationships

Not applicable.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Corporation's business.

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

Audit Committee Financial Expert

We do not have a member on our Board of Directors that has been designated as an audit committee "financial expert." We do not believe that the addition of such an expert would add anything meaningful to the Corporation at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

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

Audit Committee

Molecular USA has a designated audit committee consisting of solely of Mr. Edwards. Mr. Edwards does not meet the independent requirements for an audit committee member. Molecular USA's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Molecular USA has adopted an audit committee charter.

Disclosure Committee and Charter

Molecular USA has a disclosure committee and disclosure committee charter. Molecular USA's disclosure committee is comprised of all of its sole officer and director Mr. Edwards. The purpose of the committee when originally implemented was to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Molecular USA and the accuracy, completeness and timeliness of Molecular USA's financial reports.

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

To the best of our knowledge, during the fiscal year ended June 30, 2009, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Molecular USA has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Molecular USA's adopted code of ethics has been previously filed with the SEC. Molecular USA undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Molecular USA at 011-61-8-9443-3011 to request a copy of Molecular USA's code of ethics. Management believes Molecular USA's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
John Palermo Corporate Secretary of PharmaNet(1)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$53,877 $80,361 $134,123
Jeffery D. Edwards, President, CEO and Director(2)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil $228,112 $53,834
Simon Watson, CFO, Secretary and Director(3)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Notes:
(1)

Mr. John Palermo is the Corporate Secretary of PharmaNet.  He is not a director or officer of Molecular USA.  Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal years ended June 30, 2009, and June 30, 2008 and the fiscal year ended October 31, 2007.  Mr. Palermos or entities controlled by him also were paid or accrued rental fees of $12,987 during the twelve month period ended June 30, 2007.

(2)

Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.  Mr. Edwards or entities controlled by him were paid or accrued consulting fees during the fiscal years ended June 30, 2009 and June 30, 2008 and the fiscal year ended October 31, 2007.

(3)

Mr. Watson was appointed to the office of Chief Financial Officer, Secretary and director of Molecular US on June 7, 2006. Mr. Watson resigned as a director and officer of Molecular USA on November 12, 2008.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our Corporation, from a change in control of our Corporation or a change in such officer's responsibilities following a change in control.

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

Stock Options/SAR Grants

During the fiscal period ended June 30, 2009 and June 30, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal period ended June 30, 2009 or June 30, 2008, and there were no stock options or stock appreciation rights outstanding on June 30, 2009 or June 30, 2008.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the twelve month period ended June 30, 2009 or since our inception. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our Corporation other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at September 30, 2009, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Pharmanet Group Limited Level 1 284 Oxford Street Leederville, Western Australia 6007	78.89%	78.89%
Jeffery Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Directors and Executive Officers as a Group	0	0%
Notes:
(1)

Based on 111,553,740 shares of common stock issued and outstanding as of September 30, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of the Corporation's securities which may result in a change in control of the Corporation

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters; or

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

As at June 30, 2009, we owed $1,000 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced by him to us (June 30, 2008 -$1,000).  The advances do not carry an interest rate and are due on demand.

As of June 30, 2009, we owed $1,246,058 PharmaNet for loans advanced to us (June 30, 2008- $1,411,131).  PharmaNet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2009 we owed $25,498 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced to us (June 30, 2008 -$10,751).

During the fiscal year ended June 30, 2009, officers and directors of PharmaNet and companies controlled by them were paid or accrued consulting fees and office and miscellaneous expenses of $33,877 (for the year ended June 30, 2008 - $79,118. Cumulative since inception -$730,574) and $19,279 respectively (for the year ended June 30, 2008 - $29,355, Cumulative since inception - $63,116) by Molecular USA.

During the fiscal year ended June 30, 2009, officers and directors of PharmaNet or companies controlled by them were paid or accrued rental fees of $Nil (for the year ended: June 30, 2008 - $Nil.  Cumulative since inception -$12,987).

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

Item 14. Principal Accountant Fees and Services

Fees and Services

Our principal accountant, James Stafford Chartered Accountants, billed an aggregate of $19,095 for the fiscal year ended June 30, 2009 and for professional services rendered for the audited of the Corporation's annual financial statements and review of the financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years ended June 30, 2009 and June 30, 2009 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2009	Fiscal year ended June 30, 2008
Audit fees*	$14,642	$18,761
Audit-related fees	$ 4,453	$13,462
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$19,095	$32,223

* Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President, Chief Executive Officer and Acting Chief Financial Officer
Date:	October 1, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President, Chief Executive Officer and Acting Chief Financial Officer
Date:	October 1, 2009