Form 10-Q
period 2009-09-30
Molecular Pharmacology (USA) Ltd.
filed 2009-10-30
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden hours per response:...............………187.5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2009
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer 	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

		Yes ☒	No ☐
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
111,553,740 common shares issued and outstanding as of October 30, 2009.

i

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

September 30, 2009

 ii

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

The information in this report for the three months ended September 30, 2009, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The financial statements should be read in conjunction with Molecular USA's financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2009, in the Form 10K filed with the SEC on October 2, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2009	As at 30 June 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	10,766	7,543
Amounts receivable	5,264	2,917

	16,030	10,460

Equipment (Note 3)	2,744	2,920

	18,774	13,380
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	28,402	30,829

Due to related parties (Note 5)	1,424,678	1,273,680

	1,453,080	1,304,509

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
30 September 2009 - 111,553,740 common shares, par value $0.001
30 June 2009 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(184,514)	(75,804)
Deficit, accumulated during the development stage	(1,468,053)	(1,433,586)

	(1,434,306)	(1,291,129)

	18,774	13,380

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent
Event (Note 12)

On behalf of the Board:

/s/ Jeffery Edwards                                Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008
	$	$	$

Expenses
Advertising and promotion	23,739	-	-
Amortization (Note 3)	5,106	176	268
Analysis	33,947	-	-
Consulting (Note 5)	1,110,261	15,354	8,332
Office and miscellaneous (Note 5)	156,454	10,443	9,270
Professional fees	231,502	7,434	8,572
Public relations	3,656	-	-
Rent (Note 5)	27,759	-	-
Salaries and benefits	44,464	-	-
Transfer agent and filing fees	11,887	1,060	104
Travel	104,249	-	2,006

Net loss before other items	(1,753,024)	(34,467)	(28,552)

Other items
Export market development grants	69,629	-	-
Interest income	2,322	-	-
Research and development tax refund	213,020	-	-

Net loss for the period	(1,468,053)	(34,467)	(28,552)

Basic and diluted loss per common share	(0.013)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations	111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(1,468,053)	(34,467)	(28,552)
Foreign currency translation adjustment	(184,514)	(108,710)	205,739

Total comprehensive income (loss) for the period	(1,652,567)	(143,177)	177,187

Comprehensive income (loss) per common share	(0.015)	(0.001)	0.002

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,468,053)	(34,467)	(28,552)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	5,106	176	268
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(3,038)	(2,347)	6,737
Decrease in accounts payable and accrued liabilities (Note 4)	(19,015)	(2,427)	(6,764)

	(1,483,722)	(39,065)	(28,311)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	(167)
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,035	-	(167)

Cash flows from (used in) financing activities
Common shares issued for cash (Note 6)	234,497	-	-
Increase (decrease) in due to related parties (Note 5)	1,416,470	150,998	(190,209)

	1,650,967	150,998	(190,209)

Effect of exchange rate changes on cash	(184,514)	(108,710)	205,739

Increase (decrease) in cash and cash equivalents	10,766	3,223	(12,948)

Cash and cash equivalents, beginning of period	-	7,543	21,490

Cash and cash equivalents, end of period	10,766	10,766	8,542

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the period	-	-	-	(34,467)	-	(34,467)
Cumulative translation adjustment	-	-	-	-	(108,710)	(108,710)
Balance at 30 September 2009	111,553,740	111,554	106,707	(1,468,053)	(184,514)	(1,434,306)

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

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

MPLA was incorporated on 14 July 2004 under the laws of Australia.  The accompanying interim consolidated financial statements are the historical financial statements of MPLA.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 30 September 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $34,467 for the three month period ended 30 September 2009 (three month period ended 30 September 2008 - net loss of $28,552) and has a working capital deficit of $12,372 at 30 September 2009 (30 June 2009 - $20,369).

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

At 30 September 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principle of consolidation

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
30 September 2009

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
30 September 2009

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2009, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company's involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", related to the changes to the special-purpose entity proposal in FASB Statement No. 166, "Accounting for Transfers of Financial Assets", and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement".  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact on its interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Changes in accounting policies

In July 2009, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EIFT) and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after 15 September 2009.  The adoption of SFAS No. 168 did not have a material impact on the Company's interim consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The SFAS No. 161 did not have a material impact on the Company's interim consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's interim consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).  On 1 July 2008, the Company elected to implement SFAS No. 157 with the one-year deferral.  Given the nature of the Company's current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations or cash flows.  Beginning 1 July 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of SFAS No. 157 is expected to have a material impact on the Company's interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51".  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company's interim consolidated financial statements.

3.            Equipment

			Net Book Value
			As at	As at
		Accumulated	30 September	30 June
	Cost	amortization	2009	2009
	$	$	$	$

Office equipment	7,840	5,096	2,744	2,920

During the three month period ended 30 September 2009 the total additions to equipment were $Nil (30 June 2009 - $114).

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.            Due to Related Parties and Related Party Transactions

As at 30 September 2009, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2009 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2009, the amount due to related parties includes $45,366 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $25,498).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2009, the amount due to related parties includes $4,967 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $1,124).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2009, the amount due to related parties includes $1,373,345 payable to PharmaNet (30 June 2009 - $1,246,058).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

During the three month period ended 30 September 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $15,354 (three month period ended 30 September 2008 - $8,332, cumulative - $745,928) and $7,605 (three month period ended 30 September 2008 - $7,001, cumulative - $70,721) respectively by the Company.

During the three month period ended 30 September 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (three month period ended 30 September 2008 - $Nil, cumulative - $12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 30 September 2009	For the year ended 30 June 2009 (Audited)
	$	$

Opening balance, beginning of period	1,246,058	1,411,131
Funds transferred to the Company by PharmaNet	21,822	57,948
Expenses paid by PharmaNet on behalf of the Company	26	520
Foreign currency translation adjustment	105,439	(223,541)

Balance as at 30 September 2009 and 30 June 2009	1,373,345	1,246,058

The average amount due to PharmaNet for the three month period ended 30 September 2009 was $1,231,772 (year ended 30 June 2009 - $1,270,929).

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
30 September 2009

7.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the three month period ended 30 September 2009	For the year ended 30 June 2009 (Audited)
	$	$

Loss before income taxes	(34,467)	(94,336)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(11,719)	(32,074)

Increase (decrease) due to:
Difference between US and foreign tax rates	1,038	1,458
Change in valuation allowance	32,969	(16,114)
Research and development tax refund not subject to tax	-	(5,145)
Foreign exchange and other	(22,288)	51,875

Income tax recovery	-	-

The composition of the Company's deferred tax assets as at 30 September 2009 and 30 June 2009 are as follows:

	As at 30 September 2009	At at 30 June 2009 (Audited)
	$	$

Net income tax operating loss carryforward	1,588,660	1,479,897

Deferred tax assets	501,609	468,640
Less: Valuation allowance	(501,609)	(468,640)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

The Company has non-capital loss carry-forwards of approximately $1,588,660 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
2030	8,514
No expiry	963,373

1,588,660

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
30 September 2009

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

9.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 September 2009	For the three month period ended 30 September 2009	For the year ended 30 June 2009 (Audited)
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

10.        Segmented Information

Details on a geographic basis as at 30 September 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	366,632	(347,858)	18,774
Loss for the period	(25,953)	(8,514)	(34,467)

Details on a geographic basis as at 30 June 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	348,654	(335,274)	13,380
Loss for the year	(36,455)	(57,881)	(94,336)

11.        Contingency

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

12.        Subsequent Event

There are no subsequent events from the date of the three month period ended 30 September 2009 to the date the interim consolidated financial statements were available to be issued on 23 October 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE FIRST QUARTER PERIOD ENDED SEPTEMBER 30, 2009 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under SOA Molecular USA is required to:

•      form an audit committees in compliance with SOA;

•      have Molecular USA's chief executive office and chief financial officer are required to certify its financial statements;

•      ensure Molecular USA's directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA's securities in the twelve month period following initial publication of any of Molecular USA's financial statements that later require restatement;

•      disclose any off-balance sheet transactions as required by SOA;

•      prohibit all personal loans to directors and officers;

•      insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

•      adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and

•      insure Molecular USA's auditor is independent as defined by SOA.

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

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritize the path to market. Jeff Edwards will work to set-out the strategies designed to maximize the multi-jurisdictional capabilities of MPLA's development teams.

Results of Operation

For the Quarter ended September 30, 2009.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended September 30, 2009, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date October 30, 2009, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $34,457 for the three month period ended September 30, 2009.  Expenses had increased during this past quarter as compared to three month period ended September 30, 2008 - $28,552. A total of $1,753,024 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to September 30, 2009.  The increase in costs over this quarter has occurred as the result of Molecular USA's wholly owned subsidiary increasing its consulting fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $10,443  in office expenses (for administrative costs) were incurred for the three month period ended September 30, 2009 as compared to $9,270 for the three month period ended September 30, 2008; while a total of $184,213 was incurred in the period from inception on July 14, 2004 to September 30, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the three month period ended September 30, 2009, $15,354 in consulting and analysis expenses were incurred as compared to $8,332 during the three month period ended September 30, 2008.  We have incurred a total of $1,144,208 in consulting and analyst fees since our inception on July 14, 2004 to September 30, 2009.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the three month period ended September 30, 2009 we spent $0 on advertising and public relations and $0 for three month period ended September 30, 2008.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to September 30, 2009.
  Professional Fees: Molecular USA incurred $7,434 in professional fees for the three month period ended on September 30, 2009 as compared to $8,572 for the three month period ended September 30, 2008. From inception to September 30, 2009, we have incurred a total of $231,502 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $0 in travel costs for the three month period ended September 30, 2009 as compared to $2,006 for the three month period ended September 30, 2008 and $104,249 has been incurred in the period from inception on July 14, 2004 to September 30, 2009.  This decrease reflects limited travel expense this quarter to our North American legal counsel in visiting our research facilities in Australia.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the three month period ended September 30, 2009 and $0 in salaries and benefits during the three month period ended September 30, 2008. For the period July 14, 2004 (inception) through September 30, 2009, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to September 30, 2009.  There are no current or deferred tax expenses for the period ended September 30, 2009 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended September 30, 2009, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of September 30, 2009, the Company had cash and cash equivalents on hand in the amount of $10,766 ($7,543 - June 30, 2009) and current payable and accrued liabilities of $28,402 ($30,829 - June 30, 2009).  As of September 30, 2009, Molecular USA currently owes its parent company PharmaNet, $1,373,345, an additional $51,333 to other related parties, and $28,402 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of September 30, 2009, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the three month period ended September 30, 2009, amounted to $0. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company's involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", related to the changes to the special-purpose entity proposal in FASB Statement No. 166, "Accounting for Transfers of Financial Assets", and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact on its interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement".  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS No. 166 was established to clarify derecognition of assets under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact on its interim consolidated financial statements.

Changes in accounting policies

In July 2009, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EIFT) and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after 15 September 2009.  The adoption of SFAS No. 168 did not have a material impact on the Company's interim consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The SFAS No. 161 did not have a material impact on the Company's interim consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's interim consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51".  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company's interim consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).  On 1 July 2008, the Company elected to implement SFAS No. 157 with the one-year deferral.  Given the nature of the Company's current financial instruments, the adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations or cash flows.  Beginning 1 July 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of SFAS No. 157 is expected to have a material impact on the Company's interim consolidated financial statements.

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

Stock-based compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  Before January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  We adopted SFAS No. 123(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation of Jeff Edwards our President, Chief Executive Officer and Chief Financial Officer we have concluded that as of September 30, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Jeff Edwards, our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2009 and believe they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2009, Jeff Edwards, our President, Chief Executive Officer and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

October 30, 2009.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors