Form 10-Q
period 2009-12-31
Molecular Pharmacology (USA) Ltd.
filed 2010-02-12
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: July 31, 2011
Estimated average burden hours per response: ………………187.5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended December 31, 2009
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
111,553,740 common shares issued and outstanding as of February 12, 2010.

i

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

December 31, 2009

ii

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the six months ended December 31, 2009, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's financial statements and the notes thereto contained in Molecular USA's Audited Consolidated Financial Statements for the year ended June 30, 2009, in the Form 10K filed with the SEC on October 2, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)
    Interim Consolidated Financial Statements
     (Expressed in U.S. Dollars)
     (Unaudited)

31 December 2009

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2009	As at 30 June 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	5,695	7,543
Amounts receivable	6,434	2,917

	12,129	10,460

Equipment (Note 3)	2,559	2,920

	14,688	13,380
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	22,240	30,829

Due to related parties (Note 5)	1,488,216	1,273,680

	1,510,456	1,304,509

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2009 - 111,553,740 common shares, par value $0.001
30 June 2009 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(216,496)	(75,804)
Deficit, accumulated during the development stage	(1,497,533)	(1,433,586)

	(1,495,768)	(1,291,129)

	14,688	13,380

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

/s/ Jeffrey Edwards
                                                      Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 December 2009		For the three month period ended 31 December 2009	For the three month period ended 31 December 2008	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 3)	5,291	185	206	361	474
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,120,841	10,580	7,498	25,934	15,830
Office and miscellaneous (Note 5)	160,586	4,132	4,681	14,575	13,951
Professional fees	242,430	10,928	15,292	18,362	23,864
Public relations	3,656	-	-	-	-
Rent (Note 5)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	15,542	3,655	3,048	4,715	3,152
Travel (recovery)	104,249	-	(246)	-	1,760

Net loss before other items	(1,782,504)	(29,480)	(30,479)	(63,947)	(59,031)

Other items
Export market development grants	69,629	-	-	-	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	6,751	-	6,751

Net loss for the period	(1,497,533)	(29,480)	(23,728)	(63,947)	(52,280)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(1,497,533)	(29,480)	(23,728)	(63,947)	(52,280)
Foreign currency translation adjustment	(216,496)	(31,982)	192,862	(140,692)	398,568

Total comprehensive income (loss) for the period	(1,714,029)	(61,462)	169,134	(204,639)	346,288

Comprehensive income (loss) per common share		(0.001)	0.002	(0.002)	0.003

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 To 31 December 2009		For the three month period ended 31 December 2009	For the three month period ended 31 December 2008	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,497,533)	(29,480)	(23,728)	(63,947)	(52,280)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	5,291	185	206	361	474
Write-down of intangible assets	1,278	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(4,208)	(1,170)	(91)	(3,517)	6,646
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	(25,177)	(6,162)	10,023	(8,589)	3,259

	(1,520,349)	(36,627)	(13,590)	(75,692)	(41,901)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	-	-	(134)
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-	-

	28,035	-	-	-	(134)

Cash flows from (used in) financing activities
Common shares issued for cash (Note 6)	234,497	-	-	-	-
Increase (decrease) in due to related parties (Note 5)	1,480,008	63,538	(182,099)	214,536	(372,308)

	1,714,505	63,538	(182,099)	214,536	(372,308)

Effect of exchange rate changes on cash	(216,496)	(31,982)	192,862	(140,692)	398,568

Increase (decrease) in cash and cash equivalents	5,695	(5,071)	(2,827)	(1,848)	(15,775)

Cash and cash equivalents, beginning of period	-	10,766	8,542	7,543	21,490

Cash and cash equivalents, end of period	5,695	5,695	5,715	5,695	5,715

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the period	-	-	-	(63,947)	-	(63,947)
Cumulative translation adjustment	-	-	-	-	(140,692)	(140,692)

Balance at 31 December 2009	111,553,740	111,554	106,707	(1,497,533)	(216,496)	(1,495,768)

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

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

The Company is an development stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities". The Company is devoting all of its present efforts in establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Pty Ltd (formerly Molecular Pharmacology Limited) ("MPLA").  MPLA is incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009.  MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.  Under the terms of the distribution and supply agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 8).

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
31 December 2009

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 31 December 2009 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $63,947 for the six month period ended 31 December 2009 (six month period ended 31 December 2008 - net loss of $52,280) and has a working capital deficit of $10,111 at 31 December 2009 (30 June 2009 - $20,369).

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

At 31 December 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 December 2009

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

Foreign currency translation

The Company's functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters".  Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Equipment

Equipment is recorded at cost and amortization is provided over their estimated economic lives at the rate of

15% declining balance.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry forwards.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2009, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share"  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Changes in accounting policies

Fair Value Measurement and Disclosure

In August 2009, the Financial Accounting Standard Board ("FASB") issued ASU No. 2009-05, "Fair Value Measurement and Disclosure (Topic 820) - Measuring Liabilities at Fair Value", which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 October 2009.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162".  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards, but did not impact the Company's results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, "Subsequent Events" is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, "Debt with Conversion and Other Options" requires the liability and equity components to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, "Intangibles - Goodwill and Other".  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging Activities" requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company's interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, "Business Combination" requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company's interim consolidate financial statements.

Recent accounting pronouncements

From June 2009 to October 2009, the FASB issued various updates, Accounting Standard Update ("ASU") No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the interim consolidated financial statements is insignificant.

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167, which amends ASC 810-10, "Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity ("VIE") and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". These statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its interim consolidated financial statements and will continue to follow the proposed roadmap for future developments.

3.            Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 December 2009	As at 30 June 2009 (Audited)
	$	$	$	$

Office equipment	7,840	5,281	2,559	2,920

During the six month period ended 31 December 2009 the total additions to equipment were $Nil (31 December 2008 - $134).

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.            Due to Related Parties and Related Party Transactions

As at 31 December 2009, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2009 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2009, the amount due to related parties includes $57,567 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $25,498).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2009, the amount due to related parties includes $1,220 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $1,124).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2009, the amount due to related parties includes $1,428,429 payable to PharmaNet (30 June 2009 - $1,246,058).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

During the six month period ended 31 December 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $25,934 (six month period ended 31 December 2008 - $15,071, cumulative - $756,508) and $12,898 (six month period ended 31 December 2008 - $11,607, cumulative - $76,014) respectively by the Company.

During the six month period ended 31 December 2009, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (six month period ended 31 December 2008 - $Nil, cumulative - $12,987).

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 31 December 2009	For the year ended 30 June 2009 (Audited)
	$	$

Opening balance, beginning of period	1,246,058	1,411,131
Funds transferred to the Company by PharmaNet	44,150	57,948
Expenses paid by PharmaNet on behalf of the Company	1,001	520
Foreign currency translation adjustment	137,220	(223,541)

Balance as at 31 December 2009 and 30 June 2009	1,428,429	1,246,058

The average amount due to PharmaNet for the six month period ended 31 December 2009 was $1,492,289 (year ended 30 June 2009 - $1,270,929).

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
31 December 2009

7.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$

Loss before income taxes	(63,947)	(52,280)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(21,742)	(17,775))

Increase (decrease) due to:
Difference between US and foreign tax rates	1,731	1,008
Change in valuation allowance	48,762	(66,721)
Foreign exchange and other	(28,751)	83,488

Income tax expense (recovery)	-	-

The composition of the Company's deferred tax assets as at 31 December 2009 and 30 June 2009 are as follows:

	As at 31 December 2009	As at 30 June 2009 (Audited)
	$	$

Net income tax operating loss carryforward	1,639,680	1,479,897

Deferred tax assets	517,402	468,640
Less: Valuation allowance	(517,402)	(468,640)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

The Company has non-capital loss carry-forwards of approximately $1,639,680 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
2030	20,685
No expiry	1,002,222

1,639,680

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

8.           Commitment

On 13 October 2005, the Company entered into the Distribution Agreement with MPLA (Note 1).

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

v.         MPLA is responsible for obtaining all necessary regulatory approvals for the licensed product in the United States; and

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

vi.        The Distribution Agreement is for a one year term from the Commencement Date and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 11).

9.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008	For the six month period ended 31 December 2009	For the six month period ended 31 December 2008
	$	$	$	$	$

Cash paid during the year for interest	-	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

10.        Segmented Information

Details on a geographic basis as at 31 December 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	378,495	(363,807)	14,688
Loss for the period	(43,262)	(20,685)	(63,947)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Details on a geographic basis as at 30 June 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	348,654	(335,274)	13,380
Loss for the year	(36,455)	(57,881)	(94,336)

11.        Contingency

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

12.        Subsequent Event

There are no subsequent events from the date of the six month period ended 31 December 2009 to the date the interim consolidated financial statements were available to be issued on 9 February 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE SECOND QUARTER PERIOD ENDED DECEMBER 31, 2009 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operation

For the Quarter ended December 31, 2009.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended December 31, 2009, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date February 12, 2010, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $63,947 for the six month period ended December 31, 2009.  Expenses had increased during this past quarter as compared to six month period ended December 31, 2008 - $59,031. A total of $1,782,504 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to December 31, 2009.  The increase in costs over this quarter has occurred as the result of Molecular USA's wholly owned subsidiary increasing its consulting fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $14,575  in office expenses (for administrative costs) were incurred for the six month period ended December 31, 2009 as compared to $13,951 for the six month period ended December 31, 2008; while a total of $188,345 was incurred in the period from inception on July 14, 2004 to December 31, 2009. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the six month period ended December 31, 2009, $25,934 in consulting and analysis expenses were incurred as compared to $15,830 during the six month period ended December  31, 2008.  We have incurred a total of $1,154,788 in consulting and analyst fees since our inception on July 14, 2004 to December 31, 2009.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the six month period ended December 31, 2009 we spent $0 on advertising and public relations and $0 for six month period ended December 31, 2008.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to December 31, 2009.
  Professional Fees: Molecular USA incurred $18,362 in professional fees for the six month period ended on December 31, 2009 as compared to $23,864 for the six month period ended December 31, 2008. From inception to December 31, 2009, we have incurred a total of $242,430 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $0 in travel costs for the six month period ended December 31, 2009 as compared to $1,760 for the six month period ended December 31, 2008 and $104,249 has been incurred in the period from inception on July 14, 2004 to December 31, 2009.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the six month period ended December 31, 2009 and $0 in salaries and benefits during the six month period ended December, 2008. For the period July 14, 2004 (inception) through December 31, 2009, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to December 31, 2009.  There are no current or deferred tax expenses for the period ended December 31, 2009 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the six month period ended December 31, 2009, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of December 31, 2009, the Company had cash and cash equivalents on hand in the amount of $5,695 ($7,543 - June 30, 2009) and current payable and accrued liabilities of $22,240 ($30,829 - June 30, 2009).  As of December 31 , 2009, Molecular USA currently owes its parent company PharmaNet, $1,428,429, an additional $59,787 to other related parties, and $22,240 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of December 31, 2009, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the six month period ended December 31, 2009, amounted to $0. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

From June 2009 to October 2009, the FASB issued various updates, Accounting Standard Update ("ASU") No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the interim consolidated financial statements is insignificant.

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167, which amends ASC 810-10, "Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity ("VIE") and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". These statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its interim consolidated financial statements.

In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its interim consolidated financial statements and will continue to follow the proposed roadmap for future developments.

Changes in accounting policies

Fair Value Measurement and Disclosure

In August 2009, the Financial Accounting Standard Board ("FASB") issued ASU No. 2009-05, "Fair Value Measurement and Disclosure (Topic 820) - Measuring Liabilities at Fair Value", which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 October 2009.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162".  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-

authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards, but did not impact the Company's results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, "Subsequent Events" is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, "Debt with Conversion and Other Options" requires the liability and equity components to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, "Intangibles - Goodwill and Other".  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging Activities" requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company's interim consolidated financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, "Business Combination" requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company's interim consolidate financial statements.

Critical Accounting Policies and Estimates

Our quarterly interim consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our interim consolidated financial statements is critical to an understanding of our financials.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2009, Jeff Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

February 12, 2010.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors