Form 10-Q
period 2010-03-31
Molecular Pharmacology (USA) Ltd.
filed 2010-05-03
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ……………..…187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2010
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-52331
MOLECULAR PHARMACOLOGY (USA) LIMITED
(Exact name of registrant as specified in its charter)
NEVADA	71-0900799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Drug Discovery Centre 284 Oxford Street, Leederville 6007 Perth, Western Australia
(Address of principal executive offices)	(Zip Code)
011-61-8-9443-3011
(Registrant's telephone number including area code)
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding12 months (or for such shorter period that the registrant was required to file

such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this

chapter) During the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.		Yes ☐	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)		Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court		Yes ☒	No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
111,553,740 common shares issued and outstanding as of April 29, 2010.

i

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

March 31, 2010

ii

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

The information in this report for the nine months ended March 31, 2010, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)

Interim Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   (Unaudited)
   31 March 2010

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2010	As at 30 June 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,382	7,543
Amounts receivable	6,703	2,917

	11,085	10,460

Equipment (Note 3)	2,376	2,920

	13,461	13,380
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,300	30,829

Due to related parties (Note 5)	1,566,772	1,273,680

	1,570,072	1,304,509

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2010 - 111,553,740 common shares, par value $0.001
30 June 2009 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(260,627)	(75,804)
Deficit, accumulated during the development stage	(1,514,245)	(1,433,586)

	(1,556,611)	(1,291,129)

	13,461	13,380

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

/s/ Jeffrey Edwards
                                                      Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 March 2010		For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the nine month period ended 31 March 2010	For the nine month period ended 31 March 2009
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 3)	5,474	183	202	544	676
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,129,230	8,389	7,935	34,323	23,765
Office and miscellaneous (Note 5)	164,367	3,781	3,279	18,356	17,230
Professional fees	246,202	3,772	4,311	22,134	28,175
Public relations	3,656	-	-	-	-
Rent (Note 5)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	16,129	587	1,359	5,302	4,511
Travel (recovery)	104,249	-	(86)	-	1,674

Net loss before other items	(1,799,216)	(16,712)	(17,000)	(80,659)	(76,031)

Other items
Export market development grants	69,629	-	6,420	-	6,420
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	10,309	-	17,060

Net loss for the period	(1,514,245)	(16,712)	(271)	(80,659)	(52,551)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(1,514,245)	(16,712)	(271)	(80,659)	(52,551)
Foreign currency translation adjustment	(260,627)	(44,131)	201,305	(184,823)	407,044

Total comprehensive income (loss) for the period	(1,774,872)	(60,843)	201,034	(265,482)	354,493

Comprehensive income (loss) per common share		(0.001)	0.002	(0.002)	0.003

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 To 31 March 2010		For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the nine month period ended 31 March 2010	For the nine month period ended 31 March 2009
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,514,245)	(16,712)	(271)	(80,659)	(52,551)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	5,474	183	202	544	676
Write-down of intangible assets	1,278	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(4,477)	(269)	(494)	(3,786)	6,152
Decrease in accounts payable and accrued liabilities (Note 4)	(44,117)	(18,940)	(16,667)	(27,529)	(13,408)

	(1,556,087)	(35,738)	(17,230)	(111,430)	(59,131)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	23	-	(111)
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-	-

	28,035	-	23	-	(111)

Cash flows from (used in) financing activities
Common shares issued for cash (Note 6)	234,497	-	-	-	-
Increase (decrease) in due to related parties (Note 5)	1,558,564	78,556	7,689	293,092	(364,619)

	1,793,061	78,556	7,689	293,092	(364,619)

Effect of exchange rate changes on cash	(260,627)	(44,131)	8,476	(184,823)	407,044

Increase (decrease) in cash and cash equivalents	4,382	(1,313)	(1,042)	(3,161)	(16,817)

Cash and cash equivalents, beginning of period	-	5,695	5,715	7,543	21,490

Cash and cash equivalents, end of period	4,382	4,382	4,673	4,382	4,673

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the period	-	-	-	(80,659)	-	(80,659)
Cumulative translation adjustment	-	-	-	-	(184,823)	(184,823)

Balance at 31 March 2010	111,553,740	111,554	106,707	(1,514,245)	(260,627)	(1,556,611)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Pty Ltd (formerly Molecular Pharmacology Limited) ("MPLA").  MPLA is incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009.  MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.  Under the terms of the Distribution Agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 8).

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
31 March 2010

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 31 March 2010 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $80,659 for the nine month period ended 31 March 2010 (nine month period ended 31 March 2009 - net loss of $52,551) and has working capital of $7,785 at 31 March 2010 (working capital deficit as at 30 June 2009 - $20,369).

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

At 31 March 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 March 2010

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company's operations are in Australia and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates.  The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
31 March 2010

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive loss

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2010, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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
31 March 2010

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
31 March 2010

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
31 March 2010

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

Recent accounting pronouncements

From June 2009 to October 2009, the FASB issued various updates, Accounting Standard Update ("ASU") No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the consolidated financial statements is insignificant.

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167, which amends ASC 810-10, "Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity ("VIE") and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". These statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

3.            Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 March 2010	As at 30 June 2009 (Audited)
	$	$	$	$

Office equipment	7,840	5,464	2,376	2,920

During the nine month period ended 31 March 2010 the total additions to equipment were $Nil (31 March 2009 - $111).

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.            Due to Related Parties and Related Party Transactions

As at 31 March 2010, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2009 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2010, the amount due to related parties includes $3,169 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $25,498).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2010, the amount due to related parties includes $Nil payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $1,124).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2010, the amount due to related parties includes $1,562,603 payable to PharmaNet (30 June 2009 - $1,246,058).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

During the nine month period ended 31 March 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees and office and miscellaneous expenses of $34,323 (nine month period ended 31 March 2009 - $23,765, cumulative - $764,897) and $16,779 (nine month period ended 31 March 2009 - $14,598, cumulative - $79,895) respectively by the Company.

During the nine month period ended 31 March 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil by the Company (nine month period ended 31 March 2009 - $Nil, cumulative - $12,987).

Transactions comprising the amount due to PharmaNet are as follows

	For the nine month period ended 31 March 2010	For the year ended 30 June 2009 (Audited)
	$	$

Opening balance, beginning of period	1,246,058	1,411,131
Funds transferred to the Company by PharmaNet	136,100	57,948
Expenses paid by PharmaNet on behalf of the Company	1,001	520
Foreign currency translation adjustment	179,444	(223,541)

Balance as at 31 March 2010 and 30 June 2009	1,562,603	1,246,058

The average amount due to PharmaNet for the nine month period ended 31 March 2010 was $1,291,967 (year ended 30 June 2009 - $1,270,929).

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
31 March 2010

7.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the nine month period ended 31 March 2010	For the nine month period ended 31 March 2009
	$	$

Loss before income taxes	(80,659)	(52,551)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(27,424)	(17,867)

Increase (decrease) due to:
Difference between US and foreign tax rates	2,226	791
Change in valuation allowance	62,825	(68,220)
Foreign exchange and other	(37,627)	85,296

Income tax expense	-	-

The composition of the Company's deferred tax assets as at 31 March 2010 and 30 June 2009 are as follows:

	As at 31 March 2010	As at 30 June 2009 (Audited)
	$	$

Net income tax operating loss carryforward	1,685,980	1,479,897

Deferred tax assets	531,465	468,640
Less: Valuation allowance	(531,465)	(468,640)

Net deferred tax asset	-	-

 Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

The Company has non-capital loss carry-forwards of approximately $1,685,980 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
2030	25,013
No expiry	1,044,194

1,685,980

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
31 March 2010

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

9.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the nine month period ended 31 March 2010	For the nine month period ended 31 March 2009
	$	$	$	$	$

Cash paid during the year for interest	-	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

10.        Segmented Information

Details on a geographic basis as at 31 March 2010 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	400,536	(387,075)	13,461
Loss for the period	(55,646)	(25,013)	(80,659)

 Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

Details on a geographic basis as at 30 June 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	348,654	(335,274)	13,380
Loss for the year	(36,455)	(57,881)	(94,336)

11.        Contingency

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

12.        Subsequent Event

There are no subsequent events from the date of the nine month period ended 31 March 2010 to the date the interim consolidated financial statements were available to be issued on 21 April 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2010 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Results of Operation

For the Quarter ended March 31, 2010.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2010, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date April 29, 2010, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $80,659 for the nine month period ended March 31, 2010.  Expenses had increased during this past quarter as compared to nine month period ended March 31, 2009 - $76,031. A total of $1,799,216 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March 31, 2010.  The increase in costs over this quarter has occurred as the result of Molecular USA's wholly owned subsidiary increasing its consulting fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $18,356  in office expenses (for administrative costs) were incurred for the nine month period ended March 31, 2010, as compared to $17,230 for the nine month period ended March 31, 2009; while a total of $192,126 was incurred in the period from inception on July 14, 2004 to March 31, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the nine month period ended March 31, 2010, $34,323 in consulting and analysis expenses were incurred as compared to $23,765 during the nine month period ended March 31, 2009.  We have incurred a total of $1,163,177 in consulting and analyst fees since our inception on July 14, 2004 to March 31, 2010.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the nine month period ended March 31, 2010 we spent $0 on advertising and public relations and $0 for nine month period ended March 31, 2009.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2010.
  Professional Fees: Molecular USA incurred $22,134 in professional fees for the nine month period ended on March 31, 2010 as compared to $28,175 for the nine month period ended March 31, 2009. From inceptionon July 14, 2004 to March 31, 2010, we have incurred a total of $246,202 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $0 in travel costs for the nine month period ended March 31, 2010 as compared to $1,674 for the nine month period ended March 31, 2009 and $104,249 has been incurred in the period from inception on July 14, 2004 to March 31, 2010.
  Salaries and Benefit Costs: Molecular USA and its subsidiary relies primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $0 in salaries and benefits for the nine month period ended March 31, 2010 and $0 in salaries and benefits during the nine month period ended March, 2009. For the period July 14, 2004 (inception) through March 31, 2010, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to March 31, 2010.  There are no current or deferred tax expenses for the period ended March 31, 2010 due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the nine month period ended March 31, 2010, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of March 31, 2010 the Company had cash and cash equivalents on hand in the amount of $4,382 ($7,543 - June 30, 2009) and current payable and accrued liabilities of $3,300 ($30,829 - June 30, 2009).  As of March 31, 2010, Molecular USA currently owes its parent company PharmaNet, $1,562,603, an additional $4,169  to other related parties, and $3,300 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of March 31, 2010, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2010, amounted to $0. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Not Applicable.

Item 4T. Controls and Procedures

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

·         pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2010, Jeff Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

Not Applicable.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

No items to disclose.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003).
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to our Form 10-SB Registration Statement filed on January 23, 2003).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 April 30, 2010.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors