Form 10-K
period 2010-06-30
Molecular Pharmacology (USA) Ltd.
filed 2010-09-24
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2013
Estimated average burden hours per response:………..2,102.90

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2010
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-50156
MOLECULAR PHARMACOLOGY (USA) LIMITED
(Exact name of registrant as specified in its charter)
NEVADA	71-0900799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Drug Discovery Centre, 284 Oxford Street, Leederville 6007 Perth, Western Australia
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	011-61-8-9443-3011

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock with a par value of $0.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined by Rule 405 of Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☒	No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

	Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

	Yes ☐	No ☐

i

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)		Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

23,553,740 common shares @ $0.034(1) = $800,827.16
(1) Last close price on December 31, 2009

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court		Yes ☐	No ☐
Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

111,553,740 common shares issued and outstanding as of September 20, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various Good Manufacturing Practice ("GMP") certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices or CGLPs, and current good manufacturing practices or GMPs, enforced by the Food and Drug Administration ("FDA"). Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Governmental Regulation

FDA Regulation.  Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the Food and Drug Administration, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug's intended use; and approval by the FDA of a New Drug Application, or NDA.

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

Employees

In the year ended 2010, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year.  We rely heavily on outside contractors to conduct our business.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Molecular USA's office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia.  This office space was provided free of charge during the year ended June 30, 2010, from a company controlled by an officer of PharmaNet.

Item 3.  Legal Proceedings

We know of no material, active or pending legal proceedings against our Corporation, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Removed and Reserved

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the PinkSheets under the symbol "MLPH". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from www.otcmarkets.com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)	High	Low
June 30, 2010	$0.028	$0.018
March 31, 2010	$0.057	$0.018
December 31, 2009	$0.040	$0.015
September 30, 2009	$0.020	$0.005
June 30, 2009	$0.038	$0.010
March 31, 2009	$0.040	$0.010
December 31, 2008	$0.040	$0.010
September 30, 2008	$0.049	$0.015
June 30, 2008	$0.050	$0.015

Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)

Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV".  Its symbol was changed to "MLPH" on August 29, 2005. On November 26, 2007, the stock was moved to the PinkSheet quotation system for failure to comply with NASD 6530.  The shares of Molecular were eligible to be quoted once again on the OTCBB on November 26, 2008 on application request by a market maker of the common stock of Molecular.

Holders of Common Stock

As of September 20, 2010, there were 19 registered shareholders of Molecular USA's common stock.

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

None

Item 6.  Selected Financial Data

No disclosure is required hereunder as Molecular USA is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 7.  Management Discussion and Analysis

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR YEAR ENDING JUNE 30, 2010, AND SHOULD BE READ IN CONJUNCTION WITH THE CORPORATIONS'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

2010 Activities and Developments

For the year ended June 30, 2010, our net loss was $117,220 ($0.001 per share). The loss per share was based on a weighted average of 111,553,740 common shares outstanding. For the year ended June 30, 2009, the net loss was $94,336 ($0.001 per share) based on a weighted average of 111,553,740 common shares outstanding.  For the period from inception on July 14, 2004 to June 30, 2010, Molecular USA has an accumulated net loss of $1,550,806.  Molecular has working capital deficit of $11,356 at June 30, 2010 (June 30, 2009 - working capital deficit of $20,369).  As a result our auditors have qualified their opinion as having substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities, proceeds received from the exercise of outstanding options, future financing from our new majority shareholder PharmaNet and, if available on satisfactory terms, debt financing.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally and to expand on our business development and marketing programs could be adversely affected.

Results of Operation

For the years ended June 30, 2010 and June 30, 2009 and for the period from July 14, 2004 (inception) through to June 30, 2010.

REVENUES

REVENUE - Molecular has net loss of $117,220 for the year ended June 30, 2010 (year ended  June 30, 2009 - loss of $94,336) and $1,550,806 for the period from inception to June 30, 2010. To date, we have generated no revenue from our business operations.

LOANS - As of June 30, 2010, PharmaNet has loaned Molecular USA a total of $1,465,002 for working capital (year ended June 30, 2009 - $1,246,058). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK - Net cash provided by financing activities during the year ended June 30, 2010 was $Nil (year ended June 30, 2009 - $Nil).

EXPENSES

SUMMARY - Total expenses were $117,220 for the year ended June 30, 2010.  Expenses have decreased in the year ended June 30, 2010, by $722 from $117,942 in the previous year ended.  A total of $1,835,777 in expenses has been incurred by Molecular USA since inception on July 14, 2004, through to June 30, 2010.  The decrease in costs over the past year has occurred as the result of a reduction in professional fees over the year.  The costs can be subdivided into the following categories.

  Rent Expenses: Molecular USA incurred $Nil in rent expenses for the years ended June 30, 2010 and June 30, 2009, while a total of $27,759 was incurred in the period from inception on July 14, 2004, to June 30, 2010.
  Consulting Expenses: Molecular USA relies on consultants and other third parties to conduct the majority of its research.  For the year ended June 30, 2010, a total of $41,920 in consulting expenses was incurred as compared to $35,214 for the year ended June 30, 2009.  We have incurred a total of $1,136,827 in the period from inception on July 14, 2004, to June 30, 2010.
  Analysis Costs: Molecular USA incurred $Nil in analysis costs for the years ended June 30, 2010, and June 30, 2009, while a total of $33,947 was incurred in the period from inception on July 14, 2004 , to June 30, 2010
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area.  During the years ended June 30, 2010 and June 30, 2009, we spent $Nil on advertising and promotional fees. We have incurred a total of $23,739 in the period from inception on July 14, 2004 to June 30, 2010.
  Professional Fees: Molecular USA incurred $44,766 in professional fees for the year ended on June 30, 2010, as compared to $52,386 for the year ended June 30, 2009. From inception to June 30, 2010, we have incurred a total of $268,834 in professional fees mainly spent on legal and accounting matters.
  Public Relations: Molecular USA incurred $Nil for the years ended June 30, 2010 and June 30, 2009, while a total of $3,656 was incurred in the period from inception on July 14, 2004 to June 30, 2010.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the year ended on June 30, 2010, as compared to $1,683 for the year ended June 30, 2009. We have incurred a total of $104,249 in the period from inception on July 14, 2004 to June 30, 2010.  This decrease can largely be attributed to our attendance at a limited number of pharmacology trade shows and restricting the expense of visiting various research facilities we have ongoing trials or research projects.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $Nil in salaries and benefits for the years ended June 30, 2010 and June 30, 2009. For the period July 14, 2004 (inception) through June 30, 2010, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2010.  There are no current or deferred tax expenses for the period ended June 30, 2010, due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Off-Balance Sheet Arrangement

As of June 30, 2010, we have had no off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures during the year ended June 30, 2010, amounted to $Nil ($114 for the year ended June 30, 2009) Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standard Board ("FASB") issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives".  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010.  The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

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

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

No disclosure is required hereunder as the Corporation is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

 Item 8. Financial Statements and Supplementary Data

Auditor's Report dated 9 August 2010, except for Note 12, as to which the date is 21 September 2010.

Consolidated Balance Sheets as at 30 June 2010 and 30 June 2009.

Consolidated Statements of Operations for the years ended 30 June 2010, 30 June 2009 and 30 June 2008 and for the period from the date of inception on 14 July 2004 to 30 June 2010.

Consolidated Statements of Cash Flows for the years ended 30 June 2010, 30 June 2009 and 30 June 2008 and for the period from the date of inception on 14 July 2004 to 30 June 2010.

Consolidated Statement of Stockholders' Deficiency for the years ended 30 June 2010, 30 June 2009 and 30 June 2008 and for the period from the date of inception on 14 July 2004 to 30 June 2010.

Notes to Consolidated Financial Statements

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the consolidated balance sheets of Molecular Pharmacology (USA) Limited (A Development Stage Company) (the "Company") as of 30 June 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 30 June 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2010 and 2009 and the results of its operations, its cash flows and its changes in stockholders' deficiency for each of the years in the three-year period ended 30 June 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ James Stafford
Chartered Accountants
9 August 2010, except for Note 12, as to which the date is 21 September 2010

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

 Consolidated Financial Statements
(Expressed in U.S. Dollars)
 30 June 2010

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 June 2010	As at 30 June 2009
	$	$
Assets

Current
Cash and cash equivalents	7,975	7,543
Amounts receivable	1,480	2,917

	9,455	10,460

Equipment (Note 3)	2,197	2,920

	11,652	13,380
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	20,811	30,829

Due to related parties (Note 5)	1,477,711	1,273,680

	1,498,522	1,304,509

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2010 - 111,553,740 common shares, par value $0.001
30 June 2009 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(154,325)	(75,804)
Deficit, accumulated during the development stage	(1,550,806)	(1,433,586)

	(1,486,870)	(1,291,129)

	11,652	13,380

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

/s/ Jeffrey D. Edwards                        Director
Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2010 (Unaudited)	For the year ended 30 June 2010	For the year ended 30 June 2009	For the year ended 30 June 2008
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-
Amortization (Note 3)	5,653	723	906	1,457
Analysis	33,947	-	-	-
Consulting (Note 5)	1,136,827	41,920	35,214	88,332
Office and miscellaneous (Note 5)	171,155	25,144	22,358	33,079
Professional fees	268,834	44,766	52,386	64,236
Public relations	3,656	-	-	-
Rent (Note 5)	27,759	-	-	-
Salaries and benefits	44,464	-	-	-
Transfer agent and filing fees	15,494	4,667	5,395	2,239
Travel	104,249	-	1,683	8,968

Net loss before other items	(1,835,777)	(117,220)	(117,942)	(198,311)

Other items
Export market development grants	69,629	-	6,455	63,174
Interest income	2,322	-	-	1,564
Research and development tax refund	213,020	-	17,151	195,869

Net income (loss) for the period	(1,550,806)	(117,220)	(94,336)	62,296

Basic and diluted income (loss) per common share		(0.001)	(0.001)	0.001

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net income (loss) for the period	(1,550,806)	(117,220)	(94,336)	62,296
Foreign currency translation adjustment	(154,325)	(78,521)	219,034	(166,483)

Total comprehensive income (loss) for the period	(1,705,131)	(195,741)	124,698	(104,187)

Comprehensive income (loss) per common share		(0.002)	0.001	(0.001)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2010 (Unaudited)	For the year ended 30 June 2010	For the year ended 30 June 2009	For the year ended 30 June 2008
	$	$	$	$

Cash flows from (used in) operating activities
Net income (loss) for the period	(1,550,806)	(117,220)	(94,336)	62,296
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	5,653	723	906	1,457
Write-down of intangible assets	1,278	-	-	-
Changes in operating assets and liabilities
Decrease in amounts receivable	746	1,437	6,479	11,906
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	(26,606)	(10,018)	11,771	(39,943)

	(1,569,735)	(125,078)	(75,180)	35,716

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	(114)	-
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-

	28,035	-	(114)	-

Cash flows from (used in) financing activities
Common shares issued for cash (Note 6)	234,497	-	-	-
Increase (decrease) in due to related parties (Note 5)	1,469,503	204,031	(157,687)	131,263

	1,704,000	204,031	(157,687)	131,263

Effect of exchange rate changes on cash	(154,325)	(78,521)	219,034	(166,483)

Increase (decrease) in cash and cash equivalents	7,975	432	(13,947)	496

Cash and cash equivalents, beginning of period	-	7,543	21,490	20,994

Cash and cash equivalents, end of period	7,975	7,975	7,543	21,490

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004 (Unaudited)	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005 (Unaudited)	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006 (Unaudited)	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

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

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities". The Company is devoting all of its present efforts to securing and establishing a new business and its current planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

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

The Company completed a share purchase agreement on 8 May 2006 with PharmaNet.  Under the terms of the agreement the Company acquired 100% of the issued and outstanding shares of MPLA (the "Purchase Agreement").  The Company, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 common shares of the Company on the closing of the transaction.  The issuance of 88,000,000 common shares of the Company constituted an acquisition of control of the Company by PharmaNet.  The transaction has been accounted for as a recapitalization of the Company (Note 2).

MPLA was incorporated on 14 July 2004 under the laws of Australia.  The accompanying consolidated financial statements are the historical financial statements of MPLA.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's consolidated financial statements as at 30 June 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $117,220 for the year ended 30 June 2010 (30 June 2009 - net loss of $94,336, 30 June 2008 -  net income of $62,296, cumulative - net loss of $1,550,806) and has a working capital deficit of $11,356 at 30 June 2010 (working capital deficit as at 30 June 2009 - $20,369).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") applicable for a development stage company for financial information and are expressed in U.S. dollars.

Principle of consolidation

These consolidated financial statements include the accounts of MPLA since its incorporation on 14 July 2004 and Molecular Pharmacology (USA) Limited since the reverse acquisition on 8 May 2006 (Note 1).  All intercompany balances and transactions have been eliminated.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

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
30 June 2010

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements.  As at 30 June 2010, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the consolidated financial statements.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260 "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

Changes in accounting policies

Fair Value Measurement and Disclosure

In August 2009, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") No. 2009-05, "Fair Value Measurement and Disclosure (Topic 820) - Measuring Liabilities at Fair Value", which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 October 2009.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162".  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards, but did not impact the Company's results of operations, financial position or liquidity.

Interest in a Variable Interest Entity

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)".  SFAS No. 167, which amends ASC 810-10, "Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity ("VIE") and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The adoption of SFAS No. 167 did not have a material impact on the Company's consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

Transfer of Financial Assets

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfer of Financial Assets - an amendment of FASB Statement".  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, "Transfers and Servicing", and removes the exception from applying ASC 810-10, "Consolidation". This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The adoption of SFAS No. 166 did not have a material impact on the Company's consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, "Subsequent Events" is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for our annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, "Debt with Conversion and Other Options" requires the liability and equity components to be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to additional paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of intangible assets, which is now part of ASC 350, "Intangibles - Goodwill and Other".  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging Activities" requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, "Business Combination" requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

 Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010.  The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives".  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company's consolidated financial statements.

3.            Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 30 June 2010	As at 30 June 2009
	$	$	$	$

Office equipment	7,840	5,643	2,197	2,920

During the year ended 30 June 2010 the total additions to equipment were $Nil (30 June 2009 - $114).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.            Due to Related Parties and Related Party Transactions

As at 30 June 2010, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2009 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2010, the amount due to related parties includes $11,030 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $25,498).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2010, the amount due to related parties includes $Nil payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $1,124).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2010, the amount due to related parties includes $679 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2009 - $Nil).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2010, the amount due to related parties includes $1,465,002 payable to PharmaNet (30 June 2009 - $1,246,058).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $41,920 (30 June 2009 - $33,877, 30 June 2008 - $79,118, cumulative - $772,494) by the Company.

During the year ended 30 June 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $17,352 (30 June 2009 - $19,279, 30 June 2008 - $29,355, cumulative - $80,468) by the Company.

During the year ended 30 June 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of and $4,481 (30 June 2009 - $Nil, 30 June 2008 - $Nil, cumulative - $4,481) by the Company.

During the year ended 30 June 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 June 2009 - $Nil, 30 June 2008 - $Nil, cumulative - $12,987) by the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

Transactions comprising the amount due to PharmaNet are as follows:

	For the year ended 30 June 2010	For the year ended 30 June 2009
	$	$

Opening balance, beginning of period	1,246,058	1,411,131
Funds transferred to the Company by PharmaNet	144,667	57,948
Expenses paid by PharmaNet on behalf of the Company	1,557	520
Foreign currency translation adjustment	72,720	(223,541)

Balances as at 30 June 2010 and 2009	1,465,002	1,246,058

The average amount due to PharmaNet for the year ended 30 June 2010 was $1,540,053 (30 June 2009 - $1,270,929, 30 June 2008 - $1,285,705).

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
30 June 2010

7.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the year ended 30 June 2010	For the year ended 30 June 2009	For the year ended 30 June 2008
	$	$	$

Loss before income taxes	(117,220)	(94,336)	62,296

Federal income tax rates	34.0%	34.0%	34.0%

Income tax recovery based on the above rates	(39,855)	(32,074)	21,180

Increase (decrease) due to:
Non-deductible expenses	-	-	364
Difference between US and foreign tax rates	2,738	1,458	(5,553)
Change in valuation allowance	53,228	(16,114)	50,918
Research and development tax refund not subject to tax	-	(5,145)	(58,761)
Foreign exchange and other	(16,111)	51,875	(8,148)

Income tax expense	-	-	-

The composition of the Company's deferred tax assets as at 30 June 2010 and 2009 are as follows:

	As at 30 June 2010	As at 30 June 2009
	$	$

Net income tax operating loss carryforward	1,650,819	1,479,897

Deferred tax assets	521,868	468,640
Less: Valuation allowance	(521,868)	(468,640)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

The Company has non-capital loss carry-forwards of approximately $1,650,819 that may be available for tax purposes.  The loss carry-forwards are all in respect of US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
2030	48,766
No expiry	985,280

1,650,819

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
30 June 2010

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

9.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2010 (Unaudited)	For the year ended 30 June 2010	For the year ended 30 June 2009	For the year ended 30 June 2008
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2010

10.        Segmented Information

Details on a geographic basis as at 30 June 2010 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	405,152	(393,500)	11,652
Loss for the year	(68,454)	(48,766)	(117,220)

            Details on a geographic basis as at 30 June 2009 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	348,654	(335,274)	13,380
Loss for the year	(36,455)	(57,881)	(94,336)

Details on a geographic basis as at 30 June 2008 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	318,283	(283,685)	34,598
Loss for the year	138,829	(76,533)	62,296

11.        Contingency

The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

12.        Subsequent Event

There are no subsequent events for the period from the date of the year ended 30 June 2010 to the date the consolidated financial statements were available to be issued on 21 September 2010.

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Corporation's CEO and CFO have concluded that the Corporation's disclosure controls and procedures were not effective as of October 31, 2008, due to management's failure to include its report on internal control over financial reporting in the Form 10-KSB as required by Item 308T(a)(3) of Regulation S-B.  This matter has now been corrected and added to our financial filing checklist.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of June 30, 2010, Jeff Edwards, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T) - Controls and Procedures

See Item 9A - Controls and Procedures above

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of September 23, 2010 and June 30, 2010. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey D. Edwards	59	President and Chief Executive Officer, acting Chief Financial Officer and Director	October 28, 2005

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

To the best of our knowledge, during the fiscal year ended June 30, 2010, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
John Palermo Corporate Secretary of PharmaNet(1)	2010	Nil	Nil	Nil	Nil	Nil	Nil	$63,753	$63,753
	2009	Nil	Nil	Nil	Nil	Nil	Nil	$58,877	$58,877
	2008	Nil	Nil	Nil	Nil	Nil	Nil	$80,361	$80,361
Jeffery D. Edwards, President, CEO and Director(2)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	$228,112	$228,112
Simon Watson, CFO, Secretary and Director(3)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)

Mr. John Palermo is the Corporate Secretary of PharmaNet.  He is not a director or officer of Molecular USA.  Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal periods ended June 30, 2010, fiscal year ended June 30, 2009 and the fiscal year ended June 30, 2008.  Mr. Palermos or entities controlled by him also were paid or accrued rental fees of $Nil during the fiscal year ended June 30, 2010

(2)	Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.
(3)	Mr. Watson was appointed to the office of Chief Financial Officer, Secretary and director of Molecular US on June 7, 2006 and resigned as a director and officer of Molecular USA on November 12, 2008

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

Stock Options/SAR Grants

During the fiscal years ended June 30, 2010 and June 30, 2009, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal year ended June 30, 2010 or June 30, 2009, and there were no stock options or stock appreciation rights outstanding on June 30, 2010 or June 30, 2009.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the year ended June 30, 2010 or since our inception.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our Corporation other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at September 23, 2010, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

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
Notes:
(1)

Based on 111,553,740 shares of common stock issued and outstanding as of September 23, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of the Corporations securities which may result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2010,  had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or

  Any relative or spouse of any of the foregoing persons who has the same house as such person.

As at June 30, 2010, we owe $1,000 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced by him to us (June 30, 2009 -$1,000).  The advances do not carry an interest rate and are due on demand.

As at June 30, 2010 we owed $11,030 to a company owned by a director of Molecular USA or an officer of PharmaNet  (June 30, 2009 -$25,498).

As at  June 30, 2010, the amount due to related parties includes $Nil payable to a company owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2009 - $1,124).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2010, the amount due to related parties includes $679 payable to a company owned by a director of  Molecular USA or an officer of PharmaNet (June 30, 2009 - $Nil).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As of June 30, 2010 we owed $1,465,002 to PharmaNet for loans advanced to us (June 30, 2009- $1,246,058).  PharmaNet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the fiscal year ended June 30, 2010, officers and directors of PharmaNet and companies controlled by them were paid or accrued consulting fees of $41,920 (June 30, 2009 - $33,877, June 30, 2008 - $79,118 cumulative $772,494) by the Corporation.

During the year ended June 30, 2010, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $17,352 (June 30, 2009 - $19,279, June 30, 2008 - $29,355, cumulative - $80,468) by the Corporation.

During the year ended June 30, 2010, a director Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of and $4,481 (June 30, 2009 - $Nil, June 30, 2008 - $Nil, cumulative - $4,481) by the Corporation.

During the fiscal year ended June 30, 2010, officers and directors of PharmaNet or companies controlled by them were paid or accrued rental fees of $Nil (June 30, 2009 - $Nil, June 30, 2008 cumulative - $12,987).

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

Item 14.  Principal Accountant Fees and Services

Fees and Services

Our principal accountant, James Stafford Chartered Accountants, billed an aggregate of $18,158 for the fiscal year ended June 30, 2010 and for professional services rendered for the audited of the Corporation's annual financial statements and review of the financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2010	Fiscal year ended June 30, 2009
Audit fees*	$12,881	$14,642
Audit-related fees	5,277	4,453
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$18,158	$19,095

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

Item 15.  Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Title
2.1	Share Purchase Agreement dated November 25, 2005 to acquire Molecular Pharmacology Limited (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed January 23, 2003)
3.2	Certificate of Amendment to Articles of Incorporation, dated July 15, 2002 (incorporated by reference from our Form 10-SB, filed January 23, 2003)
3.3	Certificate of Amendment to Articles of Incorporation, dated August 29, 2005
3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed May 2002
14.1	Code of Ethics (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
21	Subsidiaries of Molecular USA (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
99.2	Audit Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	September 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	September 24, 2010