Form 10-Q
period 2010-12-31
Molecular Pharmacology (USA) Ltd.
filed 2011-02-14
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ………………187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended December 31, 2010
or
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
011-61-8-9443-3011
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable - Issuer does not have a web site	Yes ☐	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

i

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes ☐	No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

	Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
111,553,740 common shares issued and outstanding as of February 14, 2011.

 ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

December 31, 2010

 iii

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements.

The information in this report for the six months ended December 31, 2010, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2010, in the Form 10K filed with the SEC on September 24, 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited
   (A Development Stage Company)

Interim Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   (Unaudited)
   31 December 2010

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2010	As at 30 June 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,628	7,975
Amounts receivable	4,027	1,480

	8,655	9,455

Equipment (Note 3)	1,914	2,197

	10,569	11,652
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	7,943	20,811

Due to related parties (Note 5)	1,825,221	1,477,711

	1,833,164	1,498,522

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 December 2010 - 111,553,740 common shares, par value $0.001
30 June 2010 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(433,155)	(154,325)
Deficit, accumulated during the development stage	(1,607,701)	(1,550,806)

	(1,822,595)	(1,486,870)

	10,569	11,652

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 13)

On behalf of the Board:

/s/ Jeffrey Edwards
                                                      Director
Jeffrey Edwards

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 December 2010		For the three month period ended 31 December 2010	For the three month period ended 31 December 2009	For the six month period ended 31 December 2010	For the six month period ended 31 December 2009
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 3)	5,936	148	185	283	361
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,163,144	16,945	10,580	26,317	25,934
Office and miscellaneous (Note 5)	184,946	5,881	4,132	13,791	14,575
Professional fees	284,224	10,981	10,928	15,390	18,362
Public relations	3,656	-	-	-	-
Rent (Note 5)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	16,608	1,114	3,655	1,114	4,715
Travel	104,249	-	-	-	-

Net loss before other items	(1,892,672)	(35,069)	(29,480)	(56,895)	(63,947)

Other items
Export market development grants	69,629	-	-	-	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(1,607,701)	(35,069)	(29,480)	(56,895)	(63,947)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,607,701)	(35,069)	(29,480)	(56,895)	(63,947)
Foreign currency translation adjustment	(433,155)	(82,454)	(31,982)	(278,830)	(140,692)

Total comprehensive loss for the period	(2,040,856)	(117,523)	(61,462)	(335,725)	(204,639)

Comprehensive loss per common share		(0.001)	(0.001)	(0.003)	(0.002)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 December 2010		For the three month period ended 31 December 2010	For the three month period ended 31 December 2009	For the six month period ended 31 December 2010	For the six month period ended 31 December 2009
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,607,701)	(35,069)	(29,480)	(56,895)	(63,947)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	5,936	148	185	283	361
Write-down of intangible assets	1,278	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(1,801)	(983)	(1,170)	(2,547)	(3,517)
Decrease in accounts payable and accrued liabilities (Note 4)	(39,474)	(4,309)	(6,162)	(12,868)	(8,589)

	(1,641,762)	(40,213)	(36,627)	(72,027)	(75,692)

Cash flows from investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-	-

	28,035	-	-	-	-

Cash flows from financing activities
Common shares issued for cash (Note 6)	234,497	-	-	-	-
Increase in due to related parties (Note 5)	1,817,013	118,645	63,538	347,510	214,536

	2,051,510	118,645	63,538	347,510	214,536

Effect of exchange rate changes on cash	(433,155)	(82,454)	(31,982)	(278,830)	(140,692)

Increase (decrease) in cash and cash equivalents	4,628	(4,022)	(5,071)	(3,347)	(1,848)

Cash and cash equivalents, beginning of period	-	8,650	10,766	7,975	7,543

Cash and cash equivalents, end of period	4,628	4,628	5,695	4,628	5,695

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the period	-	-	-	(56,895)	-	(56,895)
Cumulative translation adjustment	-	-	-	-	(278,830)	(278,830)

Balance at 31 December 2010	111,553,740	111,554	106,707	(1,607,701)	(433,155)	(1,822,595)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars) "
(Unaudited)
31 December 2010

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

On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Pty. Ltd. (formerly Molecular Pharmacology Limited) ("MPLA").  MPLA was incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009.  MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.  Under the terms of the Distribution Agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement (Note 8).

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
31 December 2010

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 31 December 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $56,895 for the six month period ended 31 December 2010 (31 December 2009 - $63,947) and has working capital of $712 at 31 December 2010 (30 June 2010 working capital deficit of $11,356).

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

At 31 December 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission ("SEC") guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for any annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company's references to United Stated generally accepted accounting principle ("U.S. GAAP") accounting standards, but did not impact the Company's results of operations, financial position or liquidity.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

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
31 December 2010

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements.  As at 31 December 2010, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its interim consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company's interim consolidated financial statements.

3.            Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 December 2010	As at 30 June 2010 (Audited)
	$	$	$	$

Office equipment	7,840	5,926	1,914	2,197

During the six month period ended 31 December 2010 the total additions to equipment were $Nil (31 December 2009 - $Nil).

4.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.            Due to Related Parties and Related Party Transactions

As at 31 December 2010, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2010 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

As at 31 December 2010, the amount due to related parties includes $34,147 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2010 - $11,030).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2010, the amount due to related parties includes $2,151 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2010 - $679).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2010, the amount due to related parties includes $1,787,923 payable to PharmaNet (30 June 2010 - $1,465,002).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the six month period ended 31 December 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $17,809 (31 December 2009 - $25,934, cumulative - $790,303) by the Company.

During the six month period ended 31 December 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $8,508 (31 December 2009 - $Nil, cumulative - $8,508) by the Company.

During the six month period ended 31 December 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $12,981 (31 December 2009 - $12,898, cumulative - $97,930) by the Company.

During the six month period ended 31 December 2010, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 December 2009 - $Nil, cumulative - $12,987) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 31 December 2010	For the year ended 30 June 2010 (Audited)
	$	$

Opening balance, beginning of period	1,465,002	1,246,058
Funds transferred to the Company by PharmaNet	39,728	144,667
Expenses paid by PharmaNet on behalf of the Company	9,334	1,557
Foreign currency translation adjustment	273,859	72,720

Balances as at 31 December 2010 and 30 June 2010	1,787,923	1,465,002

The average amount due to PharmaNet for the six month period ended 31 December 2010 was $1,561,344 (30 June 2010 - $1,540,053).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

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

7.            Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the six month period ended 31 December 2010	For the six month period ended 31 December 2009
	$	$

Loss before income taxes	(56,895)	(63,947)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(19,344)	(21,742)

Increase (decrease) due to:
Difference between US and foreign tax rates	1,616	1,731
Change in valuation allowance	73,704	48,762
Foreign exchange and other	(55,976)	(28,751)

Income tax expense	-	-

Molecular Pharmacology (USA) Limited
A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

The composition of the Company's deferred tax assets as at 31 December 2010 and 30 June 2010 are as follows:

	As at 31 December 2010	As at 30 June 2010 (Audited)
	$	$

Net income tax operating loss carryforward	1,894,302	1,650,819

Deferred tax assets	595,572	521,868
Less: Valuation allowance	(595,572)	(521,868)

Net deferred tax asset	-	-

The Company has non-capital loss carry-forwards of approximately $1,894,302 that may be available for tax purposes.  The loss carry-forwards are all in respect to US and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
2030	48,766
2031	16,504
No expiry	1,212,259

1,894,302

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

9.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 December 2010	For the three month period ended 31 December 2010	For the three month period ended 31 December 2009	For the six month period ended 31 December 2010	For the six month period ended 31 December 2009
	$	$	$	$	$

Cash paid during the year for interest	-	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

10.        Segmented Information

Details on a geographic basis as at 31 December 2010 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	433,258	(422,689)	10,569
Loss for the period	(40,391)	(16,504)	(56,895)

Details on a geographic basis as at 30 June 2010 are as follows:

	Australia (Audited)	U.S.A. (Audited)	Total (Audited)
	$	$	$

Assets	405,152	(393,500)	11,652
Loss for the year	(68,454)	(48,766)	(117,220)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

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

12.        Financial Instruments

The carrying value of financial assets and liabilities as at 31 December 2010 and 30 June 2010 are as follows:

	As at 31 December 2010	As at 30 June 2010 (Audited)
	$	$

Financial Assets
Held-for-trading, measured at fair value
Cash and cash equivalents	4,628	7,975
Loans and receivables, measured at amortized cost
Amounts receivable	4,027	1,480

Financial Liabilities
Other liabilities, measured at amortized cost
Accounts payable and accrued liabilities	7,943	20,811
Due to related parties	1,825,221	1,477,711

Cash and cash equivalents would be Level 1 fair value.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies and amounts receivable consist of Goods and Services Tax receivable of $4,027.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

Currency Risk

The Company's subsidiary is located in Australia. As a result, a significant portion of the Company's assets, liabilities and expenses were denominated in the Australian dollar and were therefore subject to fluctuation in exchange rates.

If the Australian dollar had weakened (strengthened) against the US dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss would have been $12,875 lower ($12,875 higher). Other comprehensive loss would have remained unchanged.

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

13.        Subsequent Event

There are no subsequent events for the period from the date of the six month period ended 31 December 2010 to the date the interim consolidated financial statements were available to be issued on 4 February 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE SECOND QUARTER PERIOD ENDED DECEMBER 31, 2010 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on May 1, 2002. Up until the fall of 2005, Molecular USA was in the business of mineral exploration and development of a mineral property.

On October 13, 2005, Molecular USA entered into a distribution and supply agreement with Molecular Pharmacology Pty. Ltd. (formerly Molecular Pharmacology Limited)("MPLA"). MPLA is incorporated under the laws of Australia and at the time was a wholly owned subsidiary company of PharmaNet Group Limited, an Australian company listed on the Australian Stock Exchange.   Under the terms of the distribution and supply agreement, Molecular USA received the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the agreement, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions).

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

The majority of over-the-counter anti-pain and anti-inflammatory products sold for the treatment of acute localized pain are based on non-steroidal anti-inflammatory drugs or NSAIDs. The majority of such products are slow acting and provide only mild pain relief.

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

MPLA has an exclusive license from Cambridge Scientific Pty Ltd of Australia. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific Pty Ltd. may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA.

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

  ensure Molecular USA's directors and senior officers forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA's securities in the twelve month period following initial publication of any of Molecular USA's financial statements that later require restatement;

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

Results of Operation

For the quarter ended December 31, 2010.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended December 31, 2010, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date February 14, 2011, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $56,895 for the six month period ended December 31, 2010.  Expenses had decreased during this past six month period as compared to the six month period ended December 31, 2009 - $63,947. A total of $1,892,672 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to December 31, 2010.  The decrease in costs over this six month period has occurred as the result of Molecular USA's wholly owned subsidiary decreasing its office expenses and Molecular USA decreasing its professional and filing fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $13,791 in office expenses (for administrative costs) were incurred for the six month period ended December 31, 2010, as compared to $14,575 for the six month period ended December 31, 2009, while a total of $212,705 was incurred in the period from inception on July 14, 2004 to December 31, 2010. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the six month period ended December 31, 2010, $26,317 in consulting and analysis expenses were incurred as compared to $25,934 during the six month period ended December 31, 2009.  We have incurred a total of $1,197,091 in consulting and analyst fees since our inception on July 14, 2004 to December 31, 2010.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the six month period ended December 31, 2010, we spent $Nil on advertising and public relations and $Nil for six month period ended December 31, 2009.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to December 31, 2010.
  Professional Fees: Molecular USA incurred $15,390 in professional fees for the six month period ended on December 31, 2010, as compared to $18,362 for the six month period ended December 31, 2009. From inception to December 31, 2010, we have incurred a total of $284,224 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the six month period ended December 31, 2010, as compared to $Nil for the six month period ended December 31, 2009 and $104,249 has been incurred in the period from inception on July 14, 2004 to December 31, 2010.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $Nil in salaries and benefits for the six month period ended December 31, 2010 and $Nil in salaries and benefits during the six month period ended December 31, 2009. For the period July 14, 2004 (inception) through December 31, 2010, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to December 31, 2010.  There are no current or deferred tax expenses for the period ended December 31, 2010, due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the six month period ended December 31, 2010, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As December 31, 2010, the Company had cash and cash equivalents on hand in the amount of $4,628 ($7,975 - June 30, 2010) and current payable and accrued liabilities of $7,943 ($20,811 - June 30, 2010).  As December 31, 2010, Molecular USA currently owes its parent company

PharmaNet, $1,787,923, an additional $37,298 to other related parties, and $7,943 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of December 31, 2010, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the six month period ended December 31, 2010, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, Molecular USA does not expect that the adoption of this update will have a material effect on its interim consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for Securities and Exchange Commission filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after December 15, 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on Molecular USA's interim consolidated financial statements.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting-Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2010, Jeffrey Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

Not Applicable.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4. (Removed and Reserved).

Not Applicable.

Item 5.  Other Information.

No items to disclose.

Item 6.  Exhibits.

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

February 14, 2010.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors