Form 10-Q
period 2011-03-31
Molecular Pharmacology (USA) Ltd.
filed 2011-04-21
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ...............187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable - Issuer does not have a web site	Yes ☐	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

i

Large Accelerated Filer ☐		Accelerated Filer 
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)		Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes ☐	No ☒
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
111,553,740 common shares issued and outstanding as of April 21, 2011.

ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

March 31, 2011

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

The information in this report for the nine months ended March 31, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2011	As at 30 June 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	10,594	7,975
Amounts receivable	5,320	1,480

	15,914	9,455

Equipment (Note 3)	1,766	2,197

	17,680	11,652
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	6,899	20,811

Due to related parties (Note 5)	1,887,680	1,477,711

	1,894,579	1,498,522

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 March 2011 - 111,553,740 common shares, par value $0.001
30 June 2010 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(460,500)	(154,325)
Deficit, accumulated during the development stage	(1,634,660)	(1,550,806)

	(1,876,899)	(1,486,870)

	17,680	11,652

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 13)

On behalf of the Board:

/s/ Jeffrey Edwards

___________________  Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
For the period from the date of inception on 14 July 2004 to 31 March 2011		For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the nine month period ended 31 March 2011	For the nine month period ended 31 March 2010
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 3)	6,084	148	183	431	544
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,176,811	13,667	8,389	39,984	34,323
Office and miscellaneous (Note 5)	190,751	5,805	3,781	19,596	18,356
Professional fees	291,563	7,339	3,772	22,729	22,134
Public relations	3,656	-	-	-	-
Rent (Note 5)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	16,608	-	587	1,114	5,302
Travel	104,249	-	-	-	-

Net loss before other items	(1,919,631)	(26,959)	(16,712)	(83,854)	(80,659)

Other items
Export market development grants	69,629	-	-	-	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(1,634,660)	(26,959)	(16,712)	(83,854)	(80,659)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,634,660)	(26,959)	(16,712)	(83,854)	(80,659)
Foreign currency translation adjustment	(460,500)	(27,345)	(44,131)	(306,175)	(184,823)

Total comprehensive loss for the period	(2,095,160)	(54,304)	(60,843)	(390,029)	(265,482)

Comprehensive loss per common share		(0.001)	(0.001)	(0.003)	(0.002)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
For the period from the date of inception on 14 July 2004 to 31 March 2011		For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the nine month period ended 31 March 2011	For the nine month period ended 31 March 2010
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,634,660)	(26,959)	(16,712)	(83,854)	(80,659)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	6,084	148	183	431	544
Write-down of intangible assets	1,278	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(3,094)	(1,293)	(269)	(3,840)	(3,786)
Decrease in accounts payable and accrued liabilities (Note 4)	(40,518)	(1,044)	(18,940)	(13,912)	(27,529)

	(1,670,910)	(29,148)	(35,738)	(101,175)	(111,430)

Cash flows from investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-	-

	28,035	-	-	-	-

Cash flows from financing activities
Common shares issued for cash (Note 6)	234,497	-	-	-	-
Increase in due to related parties (Note 5)	1,879,472	62,459	78,556	409,969	293,092

	2,113,969	62,459	78,556	409,969	293,092

Effect of exchange rate changes on cash	(460,500)	(27,345)	(44,131)	(306,175)	(184,823)

Increase (decrease) in cash and cash equivalents	10,594	5,966	(1,313)	2,619	(3,161)

Cash and cash equivalents, beginning of period	-	4,628	5,695	7,975	7,543

Cash and cash equivalents, end of period	10,594	10,594	4,382	10,594	4,382

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)
Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the period	-	-	-	(83,854)	-	(83,854)
Cumulative translation adjustment	-	-	-	-	(306,175)	(306,175)

Balance at 31 March 2011	111,553,740	111,554	106,707	(1,634,660)	(460,500)	(1,876,899)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

  Nature and Continuance of Operations

  Molecular Pharmacology (USA) Limited (the "Company") was incorporated in the state of Nevada on 1 May 2002 under the name Blue Hawk Ventures, Inc. The Company changed its name to Molecular Pharmacology (USA) Limited on 29 August 2005. At the same time, the Company completed a four for one forward split of its issued and outstanding share capital and altered its authorized share capital to 300,000,000 shares of common stock with a par value of $0.001 per share.

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
31 March 2011

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 31 March 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $83,854 for the nine month period ended 31 March 2011 (31 March 2010 - $80,659) and has working capital of $9,015 at 31 March 2011 (30 June 2010 - working capital deficit of $11,356).

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

At 31 March 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
31 March 2011

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
31 March 2011

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at 31 March 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Changes in accounting policies

Effective 1 January 2011, the Company adopted Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the adoption of this update did not have any material impacts on its interim consolidated financial statements.

Effective 1 January 2011, the Company adopted ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010.  The adoption of ASU No. 2010-09 did not have any material impacts on the Company's interim consolidated financial statements.
  Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 March 2011	As at 30 June 2010 (Audited)
	$	$	$	$

Office equipment	7,840	6,074	1,766	2,197

  During the nine month period ended 31 March 2011, the total additions to equipment were $Nil (31 March 2010 - $Nil).

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Parties and Related Party Transactions

As at 31 March 2011, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2010 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

As at 31 March 2011, the amount due to related parties includes $50,058 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2010 - $11,030). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2011, the amount due to related parties includes $2,040 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2010 - $679). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2011, the amount due to related parties includes $1,834,582 payable to PharmaNet (30 June 2010 - $1,465,002). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 31 March 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $31,298 (31 March 2010 - $34,323, cumulative - $803,792) by the Company.

During the nine month period ended 31 March 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $8,686 (31 March 2010 - $Nil, cumulative - $8,686) by the Company.

During the nine month period ended 31 March 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $18,393 (31 March 2010 - $16,779, cumulative - $103,342) by the Company.

During the nine month period ended 31 March 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 March 2010 - $Nil, cumulative - $12,987) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:
	For the nine month period ended 31 March 2011	For the year ended 30 June 2010 (Audited)
	$	$

Opening balance, beginning of period	1,465,002	1,246,058
Funds transferred to the Company by PharmaNet	60,350	144,667
Expenses paid by PharmaNet on behalf of the Company	9,334	1,557
Foreign currency translation adjustment	299,896	72,720

Balances as at 31 March 2011 and 30 June 2010	1,834,582	1,465,002

The average amount due to PharmaNet for the nine month period ended 31 March 2011 was $1,650,581
(30 June 2010 - $1,540,053).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

  Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:
	For the nine month period ended 31 March 2011	For the nine month period ended 31 March 2010
	$	$

Loss before income taxes	(83,854)	(80,659)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(28,510)	(27,424)

Increase (decrease) due to:
Difference between US and foreign tax rates	2,400	2,226
Change in valuation allowance	87,514	62,825
Foreign exchange and other	(61,404)	(37,627)

Income tax expense	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

The composition of the Company's deferred tax assets as at 31 March 2011 and 30 June 2010 are as follows:
	As at 31 March 2011	As at 30 June 2010 (Audited)
	$	$

Net income tax operating loss carryforward	1,939,353	1,650,819

Deferred tax assets	609,382	521,868
Less: Valuation allowance	(609,382)	(521,868)

Net deferred tax asset	-	-

The Company has non-capital loss carry-forwards of approximately $1,939,353 that may be available for tax purposes. The loss carry-forwards are all in respect to US and Australian operations and expire as follows:
2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	77,128
2029	57,881
2030	48,766
2031	23,858
No expiry	1,249,956

1,939,353

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011
  Supplemental Disclosures with Respect to Cash Flows
	For the period from the date of inception on 14 July 2004 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the nine month period ended 31 March 2011	For the nine month period ended 31 March 2010
	$	$	$	$	$

Cash paid during the year for interest	-	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

  Segmented Information

  Details on a geographic basis as at 31 March 2011 are as follows:
	Australia	U.S.A.	Total
	$	$	$

Assets	448,767	(431,087)	17,680
Loss for the period	(59,996)	(23,858)	(83,854)

  Details on a geographic basis as at 30 June 2010 are as follows:
	Australia (Audited)	U.S.A. (Audited)	Total (Audited)
	$	$	$

Assets	405,152	(393,500)	11,652
Loss for the year	(68,454)	(48,766)	(117,220)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Details on a geographic basis as at 31 March 2010 are as follows:
	Australia	U.S.A.	Total
	$	$	$

Assets	400,536	(387,075)	13,461
Loss for the period	(55,646)	(25,013)	(80,659)
  Contingency

  The $100,000 payment to MPLA according to the terms of the Distribution Agreement has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

  Financial Instruments

  The carrying value of financial assets and liabilities as at 31 March 2011 and 30 June 2010 are as follows:
	As at 31 March 2011	As at 30 June 2010 (Audited)
	$	$

Financial Assets
Held-for-trading, measured at fair value
Cash and cash equivalents	10,594	7,975
Loans and receivables, measured at amortized cost
Amounts receivable	5,320	1,480

Financial Liabilities
Other liabilities, measured at amortized cost
Accounts payable and accrued liabilities	6,899	20,811
Due to related parties	1,887,680	1,477,711

  Cash and cash equivalents would be Level 1 fair value.

  Credit Risk

  Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies and amounts receivable consist of Goods and Services Tax receivable of $5,320.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Currency Risk

The Company's subsidiary is located in Australia. As a result, a significant portion of the Company's assets, liabilities and expenses were denominated in the Australian dollar and were therefore subject to fluctuation in exchange rates.

The Company's objective in managing its foreign currency risk is to minimize its net exposures to foreign currency cash flows by holding most of its cash and cash equivalents in Australian dollars. The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.

If the Australian dollar had weakened (strengthened) against the US dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss would have been $18,105 higher ($18,105 lower). Other comprehensive loss would have remained unchanged.

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

  Subsequent Event

There are no subsequent events for the period from the date of the nine month period ended 31 March 2011 to the date the interim consolidated financial statements were available to be issued on 12 April 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2011 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Results of Operation

For the quarter ended March 31, 2011.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2011, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date April 21, 2011, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $83,854 for the nine month period ended March 31, 2011. Expenses had increased during this past nine month period as compared to the nine month period ended March 31, 2010 - $80,659. A total of $1,919,631 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March 31, 2011. The increase in costs over this nine month period has occurred as the result of Molecular USA's wholly owned subsidiary increasing its office expenses and consulting fees. The costs can be subdivided into the following categories.

  Office Expenses and Rent: $19,596 in office expenses (for administrative costs) were incurred for the nine month period ended March 31, 2011, as compared to $18,356 for the nine month period ended March 31, 2010, while a total of $218,510 was incurred in the period from inception on July 14, 2004 to March 31, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the nine month period ended March 31, 2011, $39,984 in consulting and analysis expenses were incurred as compared to $34,323 during the nine month period ended March 31, 2010. We have incurred a total of $1,210,758 in consulting and analyst fees since our inception on July 14, 2004 to March 31, 2011.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year. During the nine month period ended March 31, 2011, we spent $Nil on advertising and public relations and $Nil for nine month period ended March 31, 2010. A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2011.
  Professional Fees: Molecular USA incurred $22,729 in professional fees for the nine month period ended on March 31, 2011, as compared to $22,134 for the nine month period ended March 31, 2010. From inception to March 31, 2011, we have incurred a total of $291,563 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the nine month period ended March 31, 2011, as compared to $Nil for the nine month period ended March 31, 2010 and $104,249 has been incurred in the period from inception on July 14, 2004 to March 31, 2011.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the nine month period ended March 31, 2011 and $Nil in salaries and benefits during the nine month period ended March 31, 2010. For the period July 14, 2004 (inception) through March 31, 2011, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to March 31, 2011. There are no current or deferred tax expenses for the nine month period ended March 31, 2011, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the nine month period ended March 31, 2011, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As March 31, 2011, the Company had cash and cash equivalents on hand in the amount of $10,594 ($7,975 - June 30, 2010) and current payable and accrued liabilities of $6,899 ($20,811 - June 30, 2010). As March 31, 2011, Molecular USA currently owes its parent company PharmaNet, $1,834,582, an additional $53,098 to other related parties, and $6,899 to non-related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of March 31, 2011, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2011, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the adoption of this update did not have any material impacts on its interim consolidated financial statements.

Effective January 1, 2011, the Company adopted ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after December 15, 2010.  The adoption of ASU No. 2010-09 did not have any material impacts on the Company's interim consolidated financial statements.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting-Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2011, Jeffrey Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

April 21, 2011.
MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors