Form 10-K
period 2011-06-30
Molecular Pharmacology (USA) Ltd.
filed 2011-09-30
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0063
Expires: May 31, 2014
Estimated average burden hours per response: 2,103.39

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2011
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-50156
MOLECULAR PHARMACOLOGY (USA) LIMITED
(Exact name of registrant as specified in its charter)
NEVADA	71-0900799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Drug Discovery Centre, 284 Oxford Street, Leederville 6007 Perth, Western Australia
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	011-61-8-9443-3011

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock with a par value of $0.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☒	No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12
months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.	Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
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

23,553,740 common shares @ $0.0051(1) = $120,124.07
(1) Last close price on June 30, 2011

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

111,553,740 common shares issued and outstanding as of September 7, 2011.

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

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA. The transaction was originally announced by Molecular USA in a press release dated November 29, 2005, and was subsequently approved by a majority of the stockholders of the Corporation at a stockholders meeting held on April 21, 2005. As a result of the transaction, PharmaNet Group Limited ("PharmaNet"), the former parent corporation of MPLA, now controls approximately 79% of Molecular USA 's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

Our Current Business

The acquisition of MPLA provided Molecular USA an immediate and solid international foundation which management believes will allow it to grow its business into all major geographical markets. The assets and resources of the Australian corporation and its existing teams and development programs has augmented Molecular USA's plan to develop safe and effective pain and inflammation management products.

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

Licensed Products

Molecular USA has exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", with metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient, in the United States (excluding its territories and possessions) from its wholly owned subsidiary corporation MPLA.

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
  any use or application of the Licensed Product in non-human groups or species; and
   Thermalife cream, presently owned by PharmaNet, the holding corporation of MPLA.

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

MPLA has an exclusive license from Cambridge Scientific Pty. Ltd. ("Cambridge Scientific") of Australia. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA.

Patents & Trademarks

Molecular USA and its subsidiary MPLA, regard their intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of their corporation. To protect their intellectual property rights, Molecular USA relies on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which the combined corporation intends to offer its products. The steps taken by Molecular USA and MPLA to protect their intellectual property rights may not be adequate. Third parties may infringe or misappropriate the combined corporation's intellectual property rights or the combined corporations may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the combined corporations. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding these processes. Future patents may limit the combined corporation's ability to use processes covered by such patents or expose the combined corporation to claims of patent infringement or otherwise require the combined corporation to seek to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the combined corporation's business.

To protect their intellectual property rights, MPLA relies on a combination of license and patent applications held by Cambridge Scientific Pty. Ltd., namely "Analgesic and Anti-Inflammatory Composition" comprising USA patent application in completion plus PCT Provisional Specification having the same name designated as Serial No. 11/059580. These patent applications embody all the current Analgesic and Anti-inflammatory assets. MPLA will also rely on the exclusive nature of its license, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements as it may execute from time to time.

Management of Molecular USA and MPLA believes that MPLA's products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

Marketing

Molecular USA plans to market its Licensed Products, when approved, through existing pharmaceutical distributors and by collaborative dealings with major companies active in the United States and Europe.

In addition, Molecular USA plans to explore opportunities for direct sales, out-licensing and the integration of the corporation's proprietary anti-inflammatory and analgesic components in products already distributed through various international markets.

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

Employees

In the year ended 2011, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Molecular USA's office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia. This office space was provided free of charge during the year ended June 30, 2011, from a corporation controlled by an officer of PharmaNet.

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

Item 4. Removed and Reserved

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the PinkSheets under the symbol "MLPH". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained from www.quotemedia.com) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1) (2)	High	Low
June 30, 2011	$0.006	$0.004
March 31, 2011	$0.013	$0.0138
December 31, 2010	$0.038	$0.008
September 30, 2010	$0.038	$0.037
June 30, 2010	$0.028	$0.018
March 31, 2010	$0.057	$0.018
December 31, 2009	$0.040	$0.015
September 30, 2009	$0.020	$0.005
June 30, 2009	$0.038	$0.010
March 31, 2009	$0.040	$0.010
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005. On November 26, 2007, the stock was moved to the PinkSheet quotation system for failure to comply with NASD 6530. The shares of Molecular were eligible to be quoted once again on the OTCBB on November 26, 2008 on application request by a market maker of the common stock of Molecular.

Holders of Common Stock

As of September 7, 2011, there were 19 registered shareholders of Molecular USA's common stock.

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR YEAR ENDING JUNE 30, 2011, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

2011 Activities and Developments

For the year ended June 30, 2011, our net loss was $121,860 ($0.001 per share). The loss per share was based on a average of 111,553,740 common shares outstanding. For the year ended June 30, 2010, our net loss was $117,220 ($0.001 per share). The loss per share was based on a weighted average of 111,553,740 common shares outstanding. For the year ended June 30, 2009, the net loss was $94,336 ($0.001 per share) based on a weighted average of 111,553,740 common shares outstanding. For the period from inception on July 14, 2004 to June 30, 2011, Molecular USA has an accumulated net loss of $1,672,666. Molecular has working capital deficit of $4,771 at June 30, 2011 (June 30, 2010- working capital deficit of $11,356). As a result our auditors have substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through future private placements of our equity securities and/or future financing from our majority shareholder PharmaNet and, if available on satisfactory terms, or debt financing.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our corporation internationally and to expand on our business development and marketing programs could be adversely affected.

Results of Operation

For the years ended June 30, 2011, June 30, 2010 and June 30, 2009 and for the period from July 14, 2004 (inception) through to June 30, 2011.

REVENUES

REVENUE- Molecular has net loss of $121,860 for the year ended June 30, 2011 (year ended June 30, 2010- loss of $117,220 and year ended June 30, 2009- loss of $94,336) and $1,672,666 for the period from inception to June 30, 2011. To date, we have generated no revenue from our business operations.

LOANS- As of June 30, 2011, PharmaNet has loaned Molecular USA a total of $1,896,625 for working capital (year ended June 30, 2010 - $1,465,002). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK- Net cash provided by financing activities during the year ended June 30, 2011 was $Nil (year ended June 30, 2010 - $Nil).

EXPENSES

SUMMARY- Total expenses were $121,860 for the year ended June 30, 2011. Total expenses were $117,220 for the year ended June 30, 2010 and $117,942 for the year ended June 30, 2009. Expenses have increased in the year ended June 30, 2011, by $4,640. A total of $1,957,637 in expenses has been incurred by Molecular USA since inception on July 14, 2004, through to June 30, 2011. The increase in costs over the past year has occurred as the result of an increase in consulting fees over the year. The costs can be subdivided into the following categories.

  Rent Expenses: Molecular USA incurred $Nil in rent expenses for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, while a total of $27,759 was incurred in the period from inception on July 14, 2004 to June 30, 2011.
  Consulting Expenses: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the year ended June 30, 2011, a total of $52,690 in consulting expenses was incurred as compared to $41,920 for the year ended June 30, 2010 and $35,214 for the year ended June 30, 2009. We have incurred a total of $1,189,517 in the period from inception on July 14, 2004 to June 30, 2011.
  Analysis Costs: Molecular USA incurred $Nil in analysis costs for the years ended June 30, 2011, June 30, 2010, and June 30, 2009, while a total of $33,947 was incurred in the period from inception on July 14, 2004 to June 30, 2011.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area. During the years ended June 30, 2011, June 30, 2010 and June 30, 2009, we spent $Nil on advertising and promotional fees. We have incurred a total of $23,739 in the period from inception on July 14, 2004 to June 30, 2011.
  Professional Fees: Molecular USA incurred $42,142 in professional fees for the year ended on June 30, 2011, as compared to $44,766 for the year ended June 30, 2010 and $52,386 for the year ended June 30, 2009. From inception to June 30, 2011, we have incurred a total of $310,976 in professional fees mainly spent on legal and accounting matters.
  Public Relations: Molecular USA incurred $Nil for the years ended June 30, 2011, June 30, 2010 and June 30, 2009, while a total of $3,656 was incurred in the period from inception on July 14, 2004 to June 30, 2011.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the years ended on June 30, 2011, June 30, 2010 and $1,683 in travel costs for the year ended June 30, 2009. We have incurred a total of $104,249 in the period from inception on July 14, 2004 to June 30, 2011. This decrease can largely be attributed to our attendance at a limited number of pharmacology trade shows and restricting the expense of visiting various research facilities we have ongoing trials or research projects.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the years ended June 30, 2011, June 30, 2010 and June 30, 2009. For the period July 14, 2004 (inception) through June 30, 2011, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2011. There are no current or deferred tax expenses for the year ended June 30, 2011, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Off-Balance Sheet Arrangement

As of June 30, 2011, we have had no off-balance sheet arrangements.

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

The first conditions targeted by MPLA will be the musculoskeletal injuries. The use of a B-SIM in these markets represents a new approach to one of the world's largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures. MPLA's proprietary, industrially scalable peptide-ligand bond exchange (PLBE) B-SIM manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific Pty. Ltd.; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures during the year ended June 30, 2011, amounted to $Nil ($Nil for the years ended June 30, 2010 and June 30, 2009) Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Strategic Acquisitions

On November 25, 2005, Molecular USA entered into a share purchase agreement dated November 25, 2005 with PharmaNet to acquire 100% of the issued and outstanding shares of MPLA. Molecular USA issued a total of 88,000,000 shares of its common stock to PharmaNet the parent corporation of MPLA. Accordingly, PharmaNet controls approximately 79% of Molecular USA's issued and outstanding shares of common stock.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Corporation does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Corporation does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for Securities and Exchange Commission ("SEC") filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements", which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 did not have a material impact on the Company's consolidated financial statements.

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

Stock-based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of ASC 718, "Compensation- Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Corporation adopted ASC 718 using the modified prospective method, which requires the Corporation to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The adoption of ASC 718 does not change the way the Corporation accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

No disclosure is required hereunder as the Corporation is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm dated August 9, 2011.

Consolidated Balance Sheets as at June 30, 2011 and June 30, 2010.

Consolidated Statements of Operations for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 and for the period from the date of inception on July 14, 2004 to June 30, 2011.

Consolidated Statements of Cash Flows for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 and for the period from the date of inception on July 14, 2004 to June 30, 2011.

Consolidated Statement of Stockholders' Deficiency for the years ended June 30, 2011, June 30, 2010 and June 30, 2009 and for the period from the date of inception on July 14, 2004 to June 30, 2011.

Notes to Consolidated Financial Statements

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Molecular Pharmacology (USA) Limited (A Development Stage Company) (the "Company") as of 30 June 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 30 June 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended 30 June 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountants

Vancouver, Canada
9 August 2011

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 June 2011	As at 30 June 2010
	$	$
Assets

Current
Cash and cash equivalents	8,675	7,975
Amounts receivable	6,606	1,480

	15,281	9,455

Equipment (Note 3)	1,608	2,197

	16,889	11,652
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	20,052	20,811

Due to related parties (Note 5)	1,963,529	1,477,711

	1,983,581	1,498,522

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2011- 111,553,740 common shares, par value $0.001
30 June 2010- 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(512,287)	(154,325)
Deficit, accumulated during the development stage	(1,672,666)	(1,550,806)

	(1,966,692)	(1,486,870)

	16,889	11,652

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Events (Note 13)

On behalf of the Board:

/s/ Jeffrey Edwards          Director
Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of inception on 14 July 2004 to 30 June 2011 (Unaudited)	For the year ended 30 June 2011	For the year ended 30 June 2010	For the year ended 30 June 2009
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-
Amortization (Note 3)	6,242	589	723	906
Analysis	33,947	-	-	-
Consulting (Note 5)	1,189,517	52,690	41,920	35,214
Office and miscellaneous (Note 5)	195,916	24,761	25,144	22,358
Professional fees	310,976	42,142	44,766	52,386
Public relations	3,656	-	-	-
Rent (Note 5)	27,759	-	-	-
Salaries and benefits	44,464	-	-	-
Transfer agent and filing fees	17,172	1,678	4,667	5,395
Travel	104,249	-	-	1,683

Net loss before other items	(1,957,637)	(121,860)	(117,220)	(117,942)

Other items
Export market development grants	69,629	-	-	6,455
Interest income	2,322	-	-	-
Research and development tax refund	213,020	-	-	17,151

Net loss for the period	(1,672,666)	(121,860)	(117,220)	(94,336)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(1,672,666)	(121,860)	(117,220)	(94,336)
Foreign currency translation adjustment	(512,287)	(357,962)	(78,521)	219,034

Total comprehensive income (loss) for the period	(2,184,953)	(479,822)	(195,741)	124,698

Basic and diluted comprehensive income (loss) per common share		(0.004)	(0.002)	0.001

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	For the period from the date of inception on 14 July 2004 to 30 June 2011 (Unaudited)	For the year ended 30 June 2011	For the year ended 30 June 2010	For the year ended 30 June 2009
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,672,666)	(121,860)	(117,220)	(94,336)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	6,242	589	723	906
Write-down of intangible assets	1,278	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable	(4,380)	(5,126)	1,437	6,479
Increase (decrease) in accounts payable and accrued liabilities (Note 4)	(27,365)	(759)	(10,018)	11,771

	(1,696,891)	(127,156)	(125,078)	(75,180)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	-	(114)
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-	-

	28,035	-	-	(114)

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-	-
Increase (decrease) in due to related parties (Note 5)	1,955,321	485,818	204,031	(157,687)

	2,189,818	485,818	204,031	(157,687)

Effect of exchange rate changes on cash	(512,287)	(357,962)	(78,521)	219,034

Increase (decrease) in cash and cash equivalents	8,675	700	432	(13,947)

Cash and cash equivalents, beginning of period	-	7,975	7,543	21,490

Cash and cash equivalents, end of period	8,675	8,675	7,975	7,543

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004 (Unaudited)	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash- January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005 (Unaudited)	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited- Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares- July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006 (Unaudited)	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007 (Unaudited)	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008 (Unaudited)	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

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

  On 13 October 2005, the Company entered into a distribution and supply agreement (the "Distribution Agreement") with Molecular Pharmacology Pty. Ltd. (formerly Molecular Pharmacology Limited) ("MPLA"). MPLA was incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009. MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange. Under the terms of the Distribution Agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products", as defined in the Distribution Agreement (Note 8).

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

  The Company completed a share purchase agreement on 8 May 2006 with PharmaNet (the "Purchase Agreement"). Under the terms of the Purchase Agreement the Company acquired 100% of the issued and outstanding shares of MPLA. The Company, in exchange for 100% of the issued and outstanding shares of MPLA, issued PharmaNet an aggregate total of 88,000,000 common shares of the Company on the closing of the transaction. The issuance of 88,000,000 common shares of the Company constituted an acquisition of control of the Company by PharmaNet. The transaction has been accounted for as a recapitalization of the Company (Note 2).

  MPLA was incorporated on 14 July 2004 under the laws of Australia. The accompanying consolidated financial statements are the historical financial statements of MPLA.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's consolidated financial statements as at 30 June 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $121,860 for the year ended 30 June 2011 (2010- $117,220) and has a working capital deficit of $4,771 at 30 June 2011 (2010- $11,356).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  Significant Accounting Policies

  The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

  Basis of presentation

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable for a development stage company for financial information and are expressed in U.S. dollars.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Segments of an enterprise and related information

ASC 280, "Segment Reporting" establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Equipment

Equipment is recorded at cost and amortization is provided over its estimated economic life at the rate of

15% declining balance.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at 30 June 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation- Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Comparative figures

Certain comparative figures have been adjusted to conform to the current year's presentation.

Changes in accounting policies

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements", which eliminates the requirement for Securities and Exchange Commission ("SEC") filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements", which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 did not have a material impact on the Company's consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

  Equipment
		Accumulated amortization	Net Book Value
	Cost		As at 30 June 2011	As at 30 June 2010
	$	$	$	$

Office equipment	7,850	6,242	1,608	2,197

  During the year ended 30 June 2011, the total additions to equipment were $Nil (2010- $Nil).

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

  Due to Related Parties and Related Party Transactions

As at 30 June 2011, the amount due to related parties includes $1,000 payable to a director of the Company (2010- $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2011, the amount due to related parties includes $65,231 payable to a company owned by a director of the Company or an officer of PharmaNet (2010- $11,030). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2011, the amount due to related parties includes $673 payable to a company owned by a director of the Company or an officer of PharmaNet (2010- $679). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2011, the amount due to related parties includes $1,896,625 payable to PharmaNet (2010- $1,465,002). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $43,786 (2010- $41,920; 2009- $33,877; cumulative- $816,280) by the Company.

During the year ended 30 June 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and administration fees of $22,897 (2010- $Nil; 2009 - $Nil; cumulative- $22,897) by the Company.

During the year ended 30 June 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $8,904 (2010- $Nil; 2009 - $Nil; cumulative- $8,904) by the Company.

During the year ended 30 June 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (2010- $17,352; 2009- $19,279; cumulative- $80,468) by the Company.

During the year ended 30 June 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of and $Nil (2010- $4,481; 2009- $Nil; cumulative- $4,481) by the Company.

During the year ended 30 June 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (2010- $Nil; 2009- $Nil; cumulative- $12,987) by the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Transactions comprising the amount due to PharmaNet are as follows:

	For the year ended 30 June 2011	For the year ended 30 June 2010
	$	$

Opening balance, beginning of year	1,465,002	1,246,058
Funds transferred to the Company by PharmaNet	70,947	144,667
Expenses paid by PharmaNet on behalf of the Company	9,894	1,557
Foreign currency translation adjustment	350,782	72,720

Balances as at 30 June 2011 and 2010	1,896,625	1,465,002

The average amount due to PharmaNet for the year ended 30 June 2011 was $1,660,885 (2010- $1,540,053; 2009- $1,270,929).
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
30 June 2011

  Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:
	For the year ended 30 June 2011	For the year ended 30 June 2010	For the year ended 30 June 2009
	$	$	$

Loss before income taxes	(121,860)	(117,220)	(94,336)

Federal income tax rates	34.0%	34.0%	34.0%

Income tax recovery based on the above rates	(41,432)	(39,855)	(32,074)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	3,121	2,738	1,458
Change in valuation allowance	99,383	53,228	(16,114)
Research and development tax refund not subject to tax	-	-	(5,145)
Foreign exchange and other	(61,072)	(16,111)	51,875

Income tax expense	-	-	-

The composition of the Company's deferred tax assets as at 30 June 2011 and 2010 are as follows:
	As at 30 June 2011	As at 30 June 2010
	$	$

Net income tax operating loss carryforward	1,976,478	1,650,819

Deferred tax assets	621,252	521,868
Less: Valuation allowance	(621,252)	(521,868)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

The Company has non-capital loss carry-forwards of approximately $1,976,478 that may be available for tax purposes. The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:
2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
No expiry	1,268,768

1,976,478

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
  The Company is responsible for obtaining all necessary regulatory approvals for the Licensed Products and incorporating the Licensed Products in the United States; and

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

  The Distribution Agreement is for a one-year term from the Commencement Date and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

The $100,000 payment to MPLA, according to the terms of the Distribution Agreement, has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 11).
  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2011 (Unaudited)	For the year ended 30 June 2011	For the year ended 30 June 2010	For the year ended 30 June 2009
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-
  Segmented Information

  Details on a geographic basis as at and for the year ended 30 June 2011 are as follows:
	Australia	U.S.A.	Total
	$	$	$

Assets	16,889	-	16,889
Loss for the year	(78,024)	(43,836)	(121,860)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

Details on a geographic basis as at and for the year ended 30 June 2010 are as follows:
	Australia	U.S.A.	Total
	$	$	$

Assets	11,652	-	11,652
Loss for the year	(68,454)	(48,766)	(117,220)

Details on a geographic basis as at and for the year ended 30 June 2009 are as follows:
	Australia	U.S.A.	Total
	$	$	$

Assets	13,380	-	13,380
Loss for the year	(36,455)	(57,881)	(94,336)
  Contingency

  The $100,000 payment to MPLA, according to the terms of the Distribution Agreement, has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

  Financial Instruments

  The carrying value of cash and cash equivalents, amounts receivable and accounts payable approximates fair value due to the short term maturity of these financial instruments.

  Credit Risk

  Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies and amounts receivable consist of Goods and Services Tax receivable of $6,606 (2010 - $1,480).

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2011

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $19,475 higher ($19,475 lower).

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Interest Rate Risk

The Company has non-interest paying cash balances and no interest-bearing debt.  It is management's opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company is reliant upon PharmaNet as its sole source of cash. The Company has received financing from PharmaNet in the past; however, there is no assurance that it will be able to do so in the future.

  Subsequent Events

There are no subsequent events for the period from the date of the year ended 30 June 2011 to the date the consolidated financial statements were available to be issued on 9 August 2011.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Molecular USA had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the corporation's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CEO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. Management's assessment took into consideration the size and complexity of the corporation and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of June 30, 2011, Jeff Edwards, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T)- Controls and Procedures

See Item 9A - Controls and Procedures above

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of September 7, 2011 and June 30, 2011. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey D. Edwards	60	President and Chief Executive Officer, acting Chief Financial Officer and Director	October 28, 2005

Mr. Jeffrey D. Edwards. Mr. Edwards has over twenty years of experience in managing new technological innovations in the medical device and pharmaceutical industry. From 2002 to 2005, Mr. Edwards as president and shareholder of International Scientific Pty Ltd., managed a variety of medical and technology projects. In 2002 and 2003, Mr. Edwards was actively involved with Colltech Australia Limited, a corporation involved in the production and sale of collagen. Colltech is listed on the Australian Stock Exchange ("CAU"). From its inception in 1995 to 2001, Mr. Edwards was the executive director of Genesis Biomedical Limited, a pharmaceuticals & biotechnology listed on the Australian Stock Exchange ("GBL"). While at Genesis, Mr. Edwards was responsible for all medical and clinical activities of the corporation as well as all day to day management of staff and corporate activities. Mr. Edwards currently serves as a director of: OBJ Limited, a drug delivery corporation listed on the Australian Stock Exchange ("OBJ") (2005) and Global Energy Medicine Pty Ltd., a private therapeutic device corporation (2005). He also holds the office of Chief Operations Officer of Molecular Pharmacology Limited, a wholly owned subsidiary of Molecular USA.

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

To the best of our knowledge, during the fiscal year ended June 30, 2011, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
John Palermo Corporate Secretary of PharmaNet(1)	2011	Nil	Nil	Nil	Nil	Nil	Nil	$75,587	$75,587
	2010	Nil	Nil	Nil	Nil	Nil	Nil	$63,753	$63,753
	2009	Nil	Nil	Nil	Nil	Nil	Nil	$58,877	$58,877
Jeffery D. Edwards, President, CEO and Director(2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. John Palermo is the Corporate Secretary of PharmaNet. He is not a director or officer of Molecular USA. Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009. Mr. Palermos or entities controlled by him also were paid or accrued rental fees of $75,587 during the fiscal year ended June 30, 2011.
(2)	Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.

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

Stock Options/SAR Grants

During the fiscal years ended June 30, 2011 and June 30, 2010, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal years ended June 30, 2011 or June 30, 2010, and there were no stock options or stock appreciation rights outstanding on June 30, 2011 or June 30, 2010.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the year ended June 30, 2011 or since our inception. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our Corporation other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at September 7, 2011, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Pharmanet Group Limited Level 1 284 Oxford Street Leederville, Western Australia 6007	78.89%	78.89%
Jeffery Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Directors and Executive Officers as a Group	0	0%
Notes:
(1)	Based on 111,553,740 shares of common stock issued and outstanding as of September 7, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of the Corporation's securities which may result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

As at June 30, 2011, we owe $1,000 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced by him to us (June 30, 2010 -$1,000).  The advances do not carry an interest rate, are unsecured and are due on demand.

As at June 30, 2011 we owed $65,231 to a corporation owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2010 - $11,030).

As at June 30, 2011, the amount due to related parties includes $673 payable to a corporation owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2010- $679). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As of June 30, 2011 we owed $1,896,625 to PharmaNet for loans advanced to us (June 30, 2010- $1,465,002).  PharmaNet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the fiscal year ended June 30, 2011, a director of the Corporation or an officer of PharmaNet and companies controlled by them were paid or accrued consulting fees of $43,786 (June 30, 2010 - $41,920; June 30, 2009- $33,877; cumulative - $816,280) by the Corporation.

During the year ended June 30, 2011, a director of the Corporation or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and administration fees of $22,897 (June 30, 2010 - $Nil; 2009 - $Nil; cumulative - $22,897) by the Corporation.

During the year ended June 30, 2011, a director of the Corporation or an officer of PharmaNet and their controlled entities were paid or accrued consulting fees of $8,904 (2010 - $Nil; 2009 - $Nil; cumulative - $8,904) by the Corporation.

During the year ended June 30, 2011, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (June 30, 2010- $17,352; June 30, 2009- $19,279; cumulative- $80,468) by the Corporation.

During the year ended June 30, 2011, a director Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of and $Nil (June 30, 2010- $4,481; June 30, 2009- $Nil; cumulative- $4,481) by the Corporation.

During the fiscal year ended June 30, 2011, officers and directors of PharmaNet or companies controlled by them were paid or accrued rental fees of $Nil (June 30, 2010 - $Nil; June 30, 2009 - $Nil; cumulative - $12,987).

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

Item 14. Principal Accountant Fees and Services

Fees and Services

Our principal accountant, James Stafford, Chartered Accountants billed an aggregate of $19,694 for the fiscal year ended June 30, 2011 and for professional services rendered for the audit of the Corporation's annual consolidated financial statements and review of the consolidated financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years ended June 30, 2011 and June 30, 2010 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2011	Fiscal year ended June 30, 2010
Audit fees*	$11,228	$12,881
Audit-related fees	4,765	5,277
Tax fees	-	-
All other fees	3,701	-
Total fees paid or accrued to our principal accountants	$19,694	$18,158

* Audit fees consist of fees related to professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the consolidated financial statements included in each of our quarterly reports on Form 10-Q.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	September 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	September 30, 2011