Form 10-K/A
period 2011-06-30
Molecular Pharmacology (USA) Ltd.
filed 2011-10-18
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0063
Expires: May 31, 2014
Estimated average burden hours per response: 2,103.39

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Explanatory Note

We are filing this Amendment No. 1 ("Form 10-K/A") to our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2011, originally filed with the Securities and Exchange Commission (the "SEC") on September 30, 2011 (the "Form 10-K") in order to file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-K/A, we are not amending any other part of the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

For reference purposes only, the index to exhibits related to Exhibit 101 (for interactive data files) is set forth below.

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit
Number	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	October 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BY:	/s/ Jeffrey D. Edwards
Jeffrey D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	October 18, 2011