Form 10-K/A
period 2011-06-30
Molecular Pharmacology (USA) Ltd.
filed 2011-10-19
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0063
Expires: May 31, 2014
Estimated average burden hours per response: 2,103.39

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Explanatory Note

We are filing this Amendment No. 2 ("Form 10-K/A") to our Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2011, originally filed with the Securities and Exchange Commission (the "SEC") on September 30, 2011 (the "Form 10-K") in order to file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.  These XBRL documents did not attach properly to the Amendment No. 1 filing.

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