Form 10-Q
period 2011-09-30
Molecular Pharmacology (USA) Ltd.
filed 2011-11-15
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ……………… 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2011
or
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

i

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
111,553,740 common shares issued and outstanding as of November 14, 2011.

 ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

September 30, 2011

 iii

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

The information in this report for the three months ended September 30, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2011, in the Form 10K filed with the SEC on September 30, 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2011

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 September 2011	As at 30 June 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	11,019	8,675
Amounts receivable	7,242	6,606

	18,261	15,281

Equipment (Note 3)	1,495	1,608

	19,756	16,889
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	17,109	20,052

Due to related parties (Note 5)	1,838,043	1,963,529

	1,855,152	1,983,581

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2011 - 111,553,740 common shares, par value $0.001
30 June 2011 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(353,719)	(512,287)
Deficit, accumulated during the development stage	(1,699,938)	(1,672,666)

	(1,835,396)	(1,966,692)

	19,756	16,889

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Event (Note 13)

On behalf of the Board:

/s/ Jeffrey Edwards             Director

Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to September 30 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010
	$	$	$

Expenses
Advertising and promotion	23,739	-	-
Amortization (Note 3)	6,355	113	135
Analysis	33,947	-	-
Consulting (Note 5)	1,207,981	18,464	9,372
Office and miscellaneous (Note 5)	200,361	4,445	7,910
Professional fees	315,226	4,250	4,409
Public relations	3,656	-	-
Rent (Note 5)	27,759	-	-
Salaries and benefits	44,464	-	-
Transfer agent and filing fees	17,172	-	-
Travel	104,249	-	-

Net loss before other items	(1,984,909)	(27,272)	(21,826)

Other items
Export market development grants	69,629	-	-
Interest income	2,322	-	-
Research and development tax refund	213,020	-	-

Net loss for the period	(1,699,938	(27,272)	(21,826)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,699,938)	(27,272)	(21,826)
Foreign currency translation adjustment	(353,719)	158,568	(196,376)

Total comprehensive loss for the period	(2,053,657)	131,296	(218,202)

Comprehensive loss per common share		(0.001)	(0.002)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,699,938)	(27,272)	(21,826)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Note 3)	6,355	113	135
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(5,016)	(636)	(1,564)
Decrease in accounts payable and accrued liabilities (Note 4)	(30,308)	(2,943)	(8,559)

	(1,727,629)	(30,738)	(31,814)

Cash flows from (used in) investing activities
Purchase of property, plant and equipment (Note 3)	(7,850)	-	-
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited (Note 1)	37,163	-	-

	28,035	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-
Increase (decrease) in due to related parties (Note 5)	1,829,835	(125,486)	228,865

	2,064,332	(125,486)	228,865

Effect of exchange rate changes on cash	(353,719)	158,568	(196,376)

Increase (decrease) in cash and cash equivalents	11,019	2,344	675

Cash and cash equivalents, beginning of period	-	8,675	7,975

Cash and cash equivalents, end of period	11,019	11,019	8,650
Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the period	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the period	-	-	-	(27,272)	-	(27,272)
Cumulative translation adjustment	-	-	-		158,568	158,568

Balance at 30 September 2011	111,553,740	111,554	106,707	(1,699,938)	(353,719)	(1,835,396)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

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

30 September 2011

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 30 September 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $27,272 for the three month period ended 30 September 2011 (30 September 2010 - $21,826) and has working capital of $1,152 at 30 September 2011 (30 June 2011 - working capital deficit of $4,771).

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

At 30 September 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable for a development stage company for financial information and are expressed in U.S. dollars.

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
30 September 2011

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at 30 September 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 September 2011

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

3.           Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 30 September 2011	As at 30 June 2011 (Audited)
	$	$	$	$

Office equipment	7,850	6,355	1,495	1,608

During the three month period ended 30 September 2011, the total additions to equipment were $Nil (30 September 2010 - $Nil).

4.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

5.           Due to Related Parties and Related Party Transactions

As at 30 September 2011, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2011 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2011, the amount due to related parties includes $78,470 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 - $65,231). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2011, the amount due to related parties includes $Nil payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 - $673). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2011, the amount due to related parties includes $1,758,573 payable to PharmaNet (30 June 2011 - $1,896,625). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the three month period ended 30 September 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $18,464 (30 September 2010 - $9,372; cumulative - $834,744) by the Company.

During the three month period ended 30 September 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and administration fees of $Nil (30 September 2010 - $2,916; cumulative - $22,897) by the Company.

During the three month period ended 30 September 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 September 2010 - $Nil; cumulative - $8,904) by the Company.

During the three month period ended 30 September 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 September 2010 - $Nil; cumulative - $80,468) by the Company.

During the three month period ended 30 September 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $3,936 (30 September 2010 - $Nil; cumulative - $8,417) by the Company.

During the three month period ended 30 September 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 September 2010 - $Nil; cumulative - $12,987) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 30 September 2011	For the year ended 30 June 2011 (Audited)
	$	$

Opening balance, beginning of period	1,896,625	1,465,002
Funds transferred to the Company by PharmaNet	14,616	70,947
Expenses paid by PharmaNet on behalf of the Company	-	9,894
Foreign currency translation adjustment	(152,668)	350,782

Balances, end of period	1,758,573	1,896,625

The average amount due to PharmaNet for the three month period ended 30 September 2011 was $1,703,706 (30 June 2011 - $1,660,885).

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
30 September 2011

7.      Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:

	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010
	$	$

Loss before income taxes	(27,272)	(21,826)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(9,272)	(7,421)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	921	697
Change in valuation allowance	(22,788)	45,673
Foreign exchange and other	31,139	(38,949)

Income tax expense	-	-

The composition of the Company's deferred tax assets as at 30 September 2011 and 30 June 2011 are as follows:

	As at 30 September 2011	As at 30 June 2011 (Audited)
	$	$

Net income tax operating loss carryforward	1,899,952	1,976,478

Deferred tax assets	598,464	621,252
Less: Valuation allowance	(598,464)	(621,252)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

The Company has non-capital loss carry-forwards of approximately $1,899,952 that may be available for tax purposes. The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	4,250
No expiry	1,187,992

1,899,952

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

v.            The Company is responsible for obtaining all necessary regulatory approvals for the Licensed Products and incorporating the Licensed Products in the United States; and

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

vi.          The Distribution Agreement is for a one-year term from the Commencement Date and may be automatically extended by successive one-year periods, unless at least three months prior to the renewal date, as defined in the Distribution Agreement, either party advises the other party that it elects not to permit the extension of the term.

The $100,000 payment to MPLA, according to the terms of the Distribution Agreement, has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 11).

9.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

10.   Segmented Information

Details on a geographic basis as at and for the three month period ended 30 September 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	19,756	-	19,756

Loss for the period	(23,022)	(4,250)	(27,272)

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2011

Details on a geographic basis as at and for the year ended 30 June 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	16,889	-	16,889

Loss for the year	(78,024)	(43,836)	(121,860)

Details on a geographic basis as at and for the three month period ended 30 September 2010 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	13,756	-	13,756

Loss for the period	(17,417)	(4,409)	(21,826)

11.   Contingency

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

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies and amounts receivable consist of Goods and Services Tax receivable of $7,242 (30 June 2011 - $6,606). As a result, credit risk is considered insignificant.

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
30 September 2011

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $18,188 higher ($18,188 lower).

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

13.   Subsequent Events

There are no subsequent events for the period from the date of the three month period ended 30 September 2011 to the date the interim consolidated financial statements were available to be issued on 9 November 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE FIRST QUARTER PERIOD ENDED SEPTEMBER 30, 2011 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

•        have Molecular USA's chief executive officer and chief financial officer certify its financial statements;

•        ensure Molecular USA's directors and senior officers forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA's securities in the twelve month period following initial publication of any of Molecular USA's financial statements that later require restatement;

•        disclose any off-balance sheet transactions as required by SOA;

•        prohibit all personal loans to directors and officers;

•        insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

•        adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

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

Results of Operation

For the quarter ended September 30, 2011.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended September 30, 2011, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date of November 14, 2011, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $27,272 for the three month period ended September 30, 2011. Expenses had increased during this past three month period as compared to the three month period ended September 30, 2010 - $21,826. A total of $1,984,909 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to September 30, 2011. The increase in costs over this three month period has occurred as the result of Molecular USA's wholly owned subsidiary increasing its consulting fees. The costs can be subdivided into the following categories.

  Office Expenses and Rent: $4,445 in office expenses (for administrative costs) were incurred for the three month period ended September 30, 2011, as compared to $7,910 for the three month period ended September 30, 2010, while a total of $228,120 was incurred in the period from inception on July 14, 2004 to September 30, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the three month period ended September 30, 2011, $18,464 in consulting and analysis expenses were incurred as compared to $9,372 during the three month period ended September 30, 2010. We have incurred a total of $1,241,928 in consulting and analyst fees since our inception on July 14, 2004 to September 30, 2011.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year. During the three month period ended September 30, 2011, we spent $Nil on advertising and public relations and $Nil for three month period ended September 30, 2010. A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to September 30, 2011.
  Professional Fees: Molecular USA incurred $4,250 in professional fees for the three month period ended on September 30, 2011, as compared to $4,409 for the three month period ended September 30, 2010. From inception to September 30, 2011, we have incurred a total of $315,226 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the three month period ended September 30, 2011, as compared to $Nil for the three month period ended September 30, 2010 and $104,249 has been incurred in the period from inception on July 14, 2004 to September 30, 2011.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the three month period ended September 30, 2011 and $Nil in salaries and benefits during the three month period ended September, 2010. For the period July 14, 2004 (inception) through September 30, 2011, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to September 30, 2011. There are no current or deferred tax expenses for the three month period ended September 30, 2011, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended September 30, 2011, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As September 30, 2011, the Company had cash and cash equivalents on hand in the amount of $11,019 ($8,675 - June 30, 2011) and current payable and accrued liabilities of $17,109 ($20,052 - June 30, 2011). As September 30, 2011, Molecular USA currently owes its parent company PharmaNet, $1,758,573, an additional $79,470 to other related parties, and $17,109 to non-related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of September 30, 2011, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the three month period ended September 30, 2011, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting-Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2011, Jeffrey Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

November 14, 2011.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors