Form 10-Q
period 2011-12-31
Molecular Pharmacology (USA) Ltd.
filed 2012-02-14
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ……………… 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended December 31, 2011
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________

Commission file number: 000-50156

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
	Yes	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable - Issuer does not have a web site	Yes	No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes	No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
111,553,740 common shares issued and outstanding as of February 14, 2012.

ii

 MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

December 31, 2011

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

The information in this report for the six months ended December 31, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 December 2011 (Unaudited)	As at 30 June 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	10,034	8,675
Amounts receivable	9,033	6,606
Prepaid expenses	1,376	-

	20,443	15,281

Equipment (Note 3)	1,383	1,608

	21,826	16,889
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	13,390	20,052

Due to related parties (Note 5)	1,993,268	1,963,529

	2,006,658	1,983,581

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 December 2011 - 111,553,740 common shares, par value $0.001
30 June 2011 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(448,683)	(512,287)
Deficit, accumulated during the development stage	(1,754,410)	(1,672,666)

	(1,984,832)	(1,966,692)

	21,826	16,889

Nature and Continuance of Operations (Note 1), Commitment (Note 8), Contingency (Note 11) and Subsequent Events (Note 13)

On behalf of the Board:

  /s/ Jeff Edwards              9; Director

Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 December 2011		For the three month period ended 31 December 2011	For the three month period ended 31 December 2010	For the six month period ended 31 December 2011	For the six month period ended 31 December 2010
	$	$	$	$	$
Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 3)	6,467	112	148	225	283
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,249,650	41,669	16,945	60,133	26,317
Office and miscellaneous (Note 5)	206,489	6,128	5,881	10,573	13,791
Professional fees	321,789	6,563	10,981	10,813	15,390
Public relations	3,656	-	-	-	-
Rent (Note 5)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	17,172	-	1,114	-	1,114
Travel	104,249	-	-	-	-

Net loss before other items	(2,039,381)	(54,472)	(35,069)	(81,744)	(56,895)

Other items
Export market development grants	69,629	-	-	-	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(1,754,410)	(54,472)	(35,069)	(81,744)	(56,895)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,754,410)	(54,472)	(35,069)	(81,744)	(56,895)
Foreign currency translation adjustment	(448,683)	(94,964)	(82,454)	63,604	(278,830)

Total comprehensive loss for the period	(2,203,093)	(149,436)	(117,523)	(18,140)	(335,725)

Basic and diluted comprehensive loss per common share		(0.001)	(0.001)	(0.000)	(0.003)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 December 2011		For the three month period ended 31 December 2011	For the three month period ended 31 December 2010	For the six month period ended 31 December 2011	For the six month period ended 31 December 2010
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,754,410)	(54,472)	(35,069)	(81,744)	(56,895)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	6,467	112	148	225	283
Write-down of intangible assets	1,278	-	-	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(8,183)	(1,791)	(983)	(2,427)	(2,547)
Increase in prepaid expenses	-	(1,376)	-	(1,376)	-
Decrease in accounts payable and accrued liabilities	(34,027)	(3,719)	(4,309)	(6,662)	(12,868)
	(1,788,875)	(61,246)	(40,213)	(91,984)	(72,027)

Cash flows from (used in) investing activities
Purchase of equipment	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-	-
	28,035	-	-	-	-

Cash flows from financing activities
Common shares issued for cash	234,497	-	-	-	-
Increase in due to related parties	1,985,060	155,225	118,645	29,739	347,510
	2,219,557	155,225	118,645	29,739	347,510

Effect of exchange rate changes on cash	(448,683)	(94,964)	(82,454)	63,604	(278,830)

Increase (decrease) in cash and cash equivalents	10,034	(985)	(4,022)	1,359	(3,347)

Cash and cash equivalents, beginning of period	-	11,019	8,650	8,675	7,975

Cash and cash equivalents, end of period	10,034	10,034	4,628	10,034	4,628

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the period	-	-	-	(81,744)	-	(81,744)
Cumulative translation adjustment	-	-	-	-	63,604	63,604

Balance at 31 December 2011	111,553,740	111,554	106,707	(1,754,410)	(448,683)	(1,984,832)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

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

31 December 2011

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 31 December 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $81,744 for the six month period ended 31 December 2011 (31 December 2010 - $56,895) and has working capital of $7,053 at 31 December 2011 (30 June 2011 - working capital deficit of $4,771).

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

At 31 December 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

31 December 2011

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

Foreign currency translation

The Company's functional and reporting currency is U.S. dollars. The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at 31 December 2011, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income". This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity (deficiency). The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

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

3.      Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 December 2011	As at 30 June 2011 (Audited)
	$	$	$	$

Office equipment	7,850	6,467	1,383	1,608

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

During the six month period ended 31 December 2011, the total additions to equipment were $Nil (31 December 2010 - $Nil).

4.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.      Due to Related Parties and Related Party Transactions

As at 31 December 2011, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2011 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2011, the amount due to related parties includes $15,166 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 - $65,231). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2011, the amount due to related parties includes $Nil payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 - $673). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2011, the amount due to related parties includes $1,977,102 payable to PharmaNet (30 June 2011 - $1,896,625). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the six month period ended 31 December 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $27,141 (31 December 2010 - $17,809; cumulative - $843,421) by the Company.

During the six month period ended 31 December 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or office and miscellaneous expenses of $9,772 (31 December 2010 - $12,981; cumulative - $37,150) by the Company.

During the six month period ended 31 December 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $32,992 (31 December 2010 - $8,508; cumulative - $41,896) by the Company.

During the six month period ended 31 December 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 December 2010 - $Nil; cumulative - $80,468) by the Company.

During the six month period ended 31 December 2011, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 December 2010 - $Nil; cumulative - $12,987) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 31 December 2011	For the year ended 30 June 2011 (Audited)
	$	$

Opening balance, beginning of period	1,896,625	1,465,002
Funds transferred to the Company by PharmaNet	108,916	70,947
Expenses paid by PharmaNet on behalf of the Company	32,908	9,894
Foreign currency translation adjustment	(61,347)	350,782

Balances, end of period	1,977,102	1,896,625

The average amount due to PharmaNet for the six month period ended 31 December 2011 was $1,761,639 (30 June 2011 - $1,660,885).

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

31 December 2011

7.      Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:

	For the six month period ended 31 December 2011	For the six month period ended 31 December 2010
	$	$

Loss before income taxes	(81,744)	(56,895)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(27,793)	(19,344)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	2,837	1,616
Change in valuation allowance	12,368	73,704
Foreign exchange and other	12,588	(55,976)

Income tax expense	-	-

The composition of the Company's deferred tax assets as at 31 December 2011 and 30 June 2011 are as follows:

	As at 31 December 2011	As at 30 June 2011 (Audited)
	$	$

Net income tax operating loss carryforward	2,016,264	1,976,478

Deferred tax assets	633,620	621,252
Less: Valuation allowance	(633,620)	(621,252)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

The Company has non-capital loss carry-forwards of approximately $2,016,264 that may be available for tax purposes. The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	10,813
No expiry	1,297,741

2,016,264

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

31 December 2011

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

9.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 December 2011	For the three month period ended 31 December 2011	For the three month period ended 31 December 2010	For the six month period ended 31 December 2011	For the six month period ended 31 December 2010
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

10.    Segmented Information

Details on a geographic basis as at and for the six month period ended 31 December 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	20,450	1,376	21,826

Loss for the period	(70,931)	(10,813)	(81,744)

Details on a geographic basis as at and for the year ended 30 June 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	16,889	-	16,889

Loss for the year	(78,024)	(43,836)	(121,860)

Details on a geographic basis as at and for the six month period ended 31 December 2010 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	10,569	-	10,569

Loss for the period	(40,391)	(16,504)	(56,895)

11.    Contingency

The $100,000 payment to MPLA, according to the terms of the Distribution Agreement, has not yet been made and the Company is currently renegotiating the terms of the Distribution Agreement (Note 8).

12.    Financial Instruments

The carrying values of cash and cash equivalents and accounts payable approximate fair value due to the short term maturity of these financial instruments.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2011

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies. As a result, credit risk is considered insignificant.

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $19,731 higher ($19,731 lower).

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

13.    Subsequent Events

There are no subsequent events for the period from the date of the six month period ended 31 December 2011 to the date the interim consolidated financial statements were available to be issued on 27 January 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE SECOND QUARTER PERIOD ENDED DECEMBER 31, 2011 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

 24

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

 Results of Operation

For the quarter ended December 31, 2011.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended December 31, 2011, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date of February 14, 2012, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $81,744 for the six month period ended December 31, 2011. Expenses had increased during this past six month period as compared to the six month period ended December 31, 2010 - $56,895. A total of $2,039,381 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to December 31, 2011. The increase in costs over this six month period has occurred as the result of Molecular USA's wholly owned subsidiary increase in its consulting fees. The costs can be subdivided into the following categories.

  Office Expenses and Rent: $10,573 in office expenses (for administrative costs) were incurred for the six month period ended December 31, 2011, as compared to $13,791 for the six month period ended December 31, 2010, while a total of $234,248 was incurred in the period from inception on July 14, 2004 to December 31, 2011. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the six month period ended December 31, 2011, $60,133 in consulting and analysis expenses were incurred as compared to $26,317 during the six month period ended December 31, 2010. We have incurred a total of $1,283,597 in consulting and analyst fees since our inception on July 14, 2004 to December 31, 2011.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year. During the six month period ended December 31, 2011, we spent $Nil on advertising and public relations and $Nil for six month period ended December 31, 2010. A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to December 31, 2011.
  Professional Fees: Molecular USA incurred $10,813 in professional fees for the six month period ended on December 31, 2011, as compared to $13,791 for the six month period ended December 31, 2010. From inception to December 31, 2011, we have incurred a total of $321,789 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the six month period ended December 31, 2011, as compared to $Nil for the six month period ended December 31, 2010 and $104,249 has been incurred in the period from inception on July 14, 2004 to December 31, 2011.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the six month period ended December 31, 2011 and $Nil in salaries and benefits during the six month period ended December, 2010. For the period July 14, 2004 (inception) through December 31, 2011, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to December 31, 2011. There are no current or deferred tax expenses for the six month period ended December 31, 2011, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the six month period ended December 31, 2011, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As December 31, 2011, the Company had cash and cash equivalents on hand in the amount of $10,034 ($8,675- June 30, 2011) and current payable and accrued liabilities of $13,390 ($20,052 - June 30, 2011). As December 31, 2011, Molecular USA currently owes its parent company PharmaNet, $1,977,102, an additional $16,166 to other related parties, and $13,390 to non-related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of December 31, 2011, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the six month period ended December 31, 2011, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting-Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2011, Jeffrey Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

February 14, 2012.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors