Form 10-Q
period 2012-03-31
Molecular Pharmacology (USA) Ltd.
filed 2012-04-23
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ……………… 187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2012
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
111,553,740 common shares issued and outstanding as of April 18, 2012.

 ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

March 31, 2012

 iii

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements.

The information in this report for the nine months ended March 31, 2012, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2011, in the Form 10-K filed with the SEC on September 30, 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited
   A Development Stage Company)
   Interim Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   (Unaudited)
   31 March 2012

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Interim Consolidated Balance Sheets
 (Expressed in U.S. Dollars)

	As at 31 March 2012 (Unaudited)	As at 30 June 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	13,465	8,675
Amounts receivable	4,793	6,606
Prepaid expenses	500	-

	18,758	15,281

Equipment (Note 3)	1,269	1,608

	20,027	16,889
Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	7,585	20,052

Due to related parties (Note 5)	2,050,487	1,963,529

	2,058,072	1,983,581

Stockholders' deficiency
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 March 2012 - 111,553,740 common shares, par value $0.001
30 June 2011 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(471,086)	(512,287)
Deficit, accumulated during the development stage	(1,785,220)	(1,672,666)

	(2,038,045)	(1,966,692)

	20,027	16,889

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 12)

On behalf of the Board:

/s/ Jeff Edwards

                                                      Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 March 2012		For the three month period ended 31 March 2012	For the three month period ended 31 March 2011	For the nine month period ended 31 March 2012	For the nine month period ended 31 March 2011
	$	$	$	$	$
Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 3)	6,581	114	148	339	431
Analysis	33,947	-	-	-	-
Consulting (Note 5)	1,258,776	9,126	13,667	69,259	39,984
Office and miscellaneous (Note 5)	212,160	5,671	5,805	16,244	19,596
Professional fees	337,688	15,899	7,339	26,712	22,729
Public relations	3,656	-	-	-	-
Rent (Note 5)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	17,172	-	-	-	1,114
Travel	104,249	-	-	-	-

Net loss before other items	(2,070,191)	(30,810)	(26,959)	(112,554)	(83,854)

Other items
Export market development grants	69,629	-	-	-	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(1,785,220)	(30,810)	(26,959)	(112,554)	(83,854)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,785,220)	(30,810)	(26,959)	(112,554)	(83,854)
Foreign currency translation adjustment	(471,086)	(22,403)	(27,345)	41,201	(306,175)

Total comprehensive loss for the period	(2,256,306)	(53,213)	(54,304)	(71,353)	(390,029)

Basic and diluted comprehensive loss per common share		(0.001)	(0.001)	(0.001)	(0.003)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 March 2012		For the three month period ended 31 March 2012	For the three month period ended 31 March 2011	For the nine month period ended 31 March 2012	For the nine month period ended 31 March 2011

	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,785,220)	(30,810)	(26,959)	(112,554)	(83,854)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	6,581	114	148	339	431
Write-down of intangible assets	1,278	-	-	-	-
Changes in operating assets and liabilities
Decrease (increase) in amounts receivable	(2,567)	4,240	(1,293)	1,813	(3,840)
Decrease (increase) in prepaid expenses	(500)	876	-	(500)	-
Decrease in accounts payable and accrued liabilities	(39,832)	(5,805)	(1,044)	(12,467)	(13,912)
	(1,820,260)	(31,385)	(29,148)	(123,369)	(101,175)

Cash flows from (used in) investing activities
Purchase of equipment	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-	-
	28,035	-	-	-	-

Cash flows from financing activities
Common shares issued for cash	234,497	-	-	-	-
Increase in due to related parties	2,042,279	57,219	62,459	86,958	409,969
	2,276,776	57,219	62,459	86,958	409,969

Effect of exchange rate changes on cash	(471,086)	(22,403)	(27,345)	41,201	(306,175)

Increase in cash and cash equivalents	13,465	3,431	5,966	4,790	2,619

Cash and cash equivalents, beginning of period	-	10,034	4,628	8,675	7,975

Cash and cash equivalents, end of period	13,465	13,465	10,594	13,465	10,594

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency

		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the period	-	-	-	(112,554)	-	(112,554)
Cumulative translation adjustment	-	-	-	-	41,201	41,201

Balance at 31 March 2012	111,553,740	111,554	106,707	(1,785,220)	(471,086)	(2,038,045)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

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

On 13 October 2005, the Company acquired the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products" through Molecular Pharmacology Pty. Ltd. (formerly Molecular Pharmacology Limited) ("MPLA") (Note 8).  MPLA was incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009.  MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.

Since then, the Company has engaged in organizational and start up activities, including developing a new business plan, recruiting new directors, scientific advisors and key scientists, making arrangements for laboratory facilities and office space and raising additional capital.  The Company has generated no revenue from product sales.  The Company does not have any pharmaceutical products currently available for sale, and none are expected to be commercially available for some time, if at all.  The Licensed Products must first undergo pre-clinical and human clinical testing in the United States before they may be sold commercially.

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
31 March 2012

On 15 March 2007, the Board of Directors approved a change in the Company's financial year end from 31 October to 30 June. The decision to change the fiscal year end was intended to assist the financial community in its analysis of the business and in comparing the Company's financial results to others in the industry, and to synchronize the Company's fiscal reporting with MPLA.

The Company's interim consolidated financial statements as at 31 March 2012 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $112,554 for the nine month period ended 31 March 2012 (31 March 2011 - $83,854) and has working capital of $11,173 at 31 March 2012 (30 June 2011 - working capital deficit of $4,771).

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

At 31 March 2012, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 March 2012

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

        Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 31 March 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

3.      Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 March 2012	As at 30 June 2011 (Audited)
	$	$	$	$

Office equipment	7,850	6,581	1,269	1,608

During the nine month period ended 31 March 2012, the total additions to equipment were $Nil (31 March 2011 - $Nil).

4.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.      Due to Related Parties and Related Party Transactions

As at 31 March 2012, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2011 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2012, the amount due to related parties includes $12,068 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 - $65,231).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2012, the amount due to related parties includes $1,368 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 - $673).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2012, the amount due to related parties includes $2,036,051 payable to PharmaNet (30 June 2011 - $1,896,625).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 31 March 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $35,999 (31 March 2011 - $31,298; cumulative - $852,279) by the Company.

During the nine month period ended 31 March 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or office and miscellaneous expenses of $15,172 (31 March 2011 - $18,393; cumulative - $42,550) by the Company.

During the nine month period ended 31 March 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $33,260 (31 March 2011 - $8,686; cumulative - $42,164) by the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

During the nine month period ended 31 March 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 March 2011 - $Nil; cumulative - $80,468) by the Company.

During the nine month period ended 31 March 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 March 2011 - $Nil; cumulative - $12,987) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:

	For the nine month period ended 31 March 2012	For the year ended 30 June 2011 (Audited)
	$	$

Opening balance, beginning of period	1,896,625	1,465,002
Funds transferred to the Company by PharmaNet	145,201	70,947
Expenses paid by PharmaNet on behalf of the Company	33,003	9,894
Foreign currency translation adjustment	(38,778)	350,782

Balances, end of period	2,036,051	1,896,625

The average amount due to PharmaNet for the nine month period ended 31 March 2012 was $1,791,574 (30 June 2011 - $1,660,885).

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
31 March 2012

7.    Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the nine month period ended 31 March 2012	For the nine month period ended 31 March 2011
	$	$

Loss before income taxes	(112,554)	(83,854)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(38,268)	(28,510)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	3,440	2,400
Change in valuation allowance	26,490	87,514
Foreign exchange and other	8,338	(61,404)

Income tax expense	-	-

The composition of the Company's deferred tax assets as at 31 March 2012 and 30 June 2011 are as follows:

	As at 31 March 2012	As at 30 June 2011 (Audited)
	$	$

Net income tax operating loss carryforward	2,061,237	1,976,478

Deferred tax assets	647,742	621,252
Less: Valuation allowance	(647,742)	(621,252)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

The Company has non-capital loss carry-forwards of approximately $2,061,237 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	26,554
No expiry	1,326,973

2,061,237

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

8.   Distribution Agreement

The Company has the exclusive distribution rights, through MPLA, to distribute, market, promote, detail, advertise and sell certain Licensed Products, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions) (Note 1).  The Company will obtain all necessary regulatory approvals for the Licensed Products and incorporate the Licensed Products in the United States.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

9.     Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 March 2012	For the three month period ended 31 March 2012	For the three month period ended 31 March 2011	For the nine month period ended 31 March 2012	For the nine month period ended 31 March 2011
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

10.  Segmented Information

        Details on a geographic basis as at and for the nine month period ended 31 March 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	19,527	500	20,027

Loss for the period	(86,000)	(26,554)	(112,554)

Details on a geographic basis as at and for the year ended 30 June 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	16,889	-	16,889

Loss for the year	(78,024)	(43,836)	(121,860)

Details on a geographic basis as at and for the nine month period ended 31 March 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	17,680	-	17,680

Loss for the period	(59,996)	(23,858)	(83,854)

11.  Financial Instruments

The carrying values of cash and cash equivalents, amounts receivable and accounts payable approximate fair value due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As at 31 March 2012, amounts receivable consist of Goods and Services Tax receivable of $2,535 (30 June 2011 - $6,606) and other receivables of $2,258 (30 June 2011 - $Nil).  As a result, credit risk is considered insignificant.

 Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2012

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $20,335 higher ($20,335 lower).

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

12.  Subsequent Events

There are no subsequent events for the period from the date of the nine month period ended 31 March 2012 to the date the interim consolidated financial statements were available to be issued on 18 April 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2012 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Results of Operation

For the quarter ended March 31, 2012.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2012, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date of April 18, 2012, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $112,554 for the nine month period ended March 31, 2012.  Expenses had increased during this past nine month period as compared to the nine month period ended March 31, 2011 - $83,854. A total of $2,070,191 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March 31, 2012.  The increase in costs over this nine month period has occurred as the result of Molecular USA's wholly owned subsidiary increase in its consulting fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $16,244 in office expenses (for administrative costs) were incurred for the nine month period ended March 31, 2012, as compared to $19,596 for the nine month period ended March 31, 2011, while a total of $239,919 was incurred in the period from inception on July 14, 2004 to March 31, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the nine month period ended March 31, 2012, $69,259 in consulting and analysis expenses were incurred as compared to $39,984 during the nine month period ended March 31, 2011.  We have incurred a total of $1,292,723 in consulting and analyst fees since our inception on July 14, 2004 to March 31, 2012.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the nine month period ended March 31, 2012, we spent $Nil on advertising and public relations and $Nil for nine month period ended March 31, 2011.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2012.
  Professional Fees: Molecular USA incurred $26,712 in professional fees for the nine month period ended on March 31, 2012, as compared to $22,729 for the nine month period ended March 31, 2011. From inception to March 31, 2012, we have incurred a total of $337,688 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the nine month period ended March 31, 2012, as compared to $Nil for the nine month period ended March 31, 2011 and $104,249 has been incurred in the period from inception on July 14, 2004 to March 31, 2012.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $Nil in salaries and benefits for the nine month period ended March 31, 2012 and $Nil in salaries and benefits during the nine month period ended March, 2011. For the period July 14, 2004 (inception) through March 31, 2012, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements

Income Tax Provision: We have losses carried forward for income tax purpose to March 31, 2012.  There are no current or deferred tax expenses for the nine month period ended March 31, 2012, due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the nine month period ended March 31, 2012, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As March 31, 2012, the Company had cash and cash equivalents on hand in the amount of $13,465 ($8,675- June 30, 2011) and current payable and accrued liabilities of $7,585 ($20,052 - June 30, 2011).  As March 31, 2012, Molecular USA currently owes its parent company PharmaNet, $2,036,051, an additional $14,436 to other related parties, and $7,585 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities and and future financing from our majority shareholder PharmaNet.

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

Off-Balance Sheet Arrangement

As of March 31, 2012, Molecular USA did not have any off-balance sheet arrangements.

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

During the period Molecular USA, continued to support MPLA and Cambridge Scientific Pty Ltd in the process of expanding the intellectual property portfolio. Further details on the scope of these activities are presented in the section.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2012, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting-Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2012, Jeffrey Edwards, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Mine Safety Disclosures.

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

April 23, 2012.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeff Edwards
Jeff Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors