Form 10-K
period 2012-06-30
Molecular Pharmacology (USA) Ltd.
filed 2012-08-22
CIK 1191357

Form 10-K form10k_06302012.htm
OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2015
Estimated average burden hours per response: ……………..1,998.78

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2012
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-50156
MOLECULAR PHARMACOLOGY (USA) LIMITED
(Exact name of registrant as specified in its charter)
NEVADA	71-0900799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Drug Discovery Centre, 284 Oxford Street, Leederville 6007 Perth, Western Australia
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	011-61-8-9443-3011

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock with a par value of $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☒	No ☐

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

i

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):
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

23,553,740 common shares @ $0.019(1) = $447,521.06
(1) Last close price on June 30, 2012

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

111,553,740 common shares issued and outstanding as of August 21, 2012.

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

The Licensed Products include all products in all dosage forms, formulations, line extensions and package configurations using or otherwise incorporating any aspect or production method of metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient marketed by MPLA or its affiliates under the trade name Tripeptofen or any other trade names or trademarks used by MPLA relating to the product and any improvements to such formulations or dosages as may hereafter be distributed by MPLA or its affiliates in the territory during the term of the distribution and supply agreement between Molecular and MPLA for the topical application for human use only, and specifically excludes:

•	dermatological or cosmetic use, or tissue repair or tissue regeneration effect;
•	any use or application of the Licensed Product in non-human groups or species; and
•	Thermalife cream, presently owned by PharmaNet, the holding corporation of MPLA.

All Licensed Products must first obtain regulatory clearance in the United States before they may be marketed and sold by Molecular USA in that territory. Clinical programs are currently planned by MPLA for Europe, USA and Australia. The clinical trial program is expected to be expanded with follow-up trials. Regulatory approval, commencement of the Master Drug File ("MDF") and market approval are the focus of an ongoing program expected to continue over the next 18 to 24 months.

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

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October, 2005. It is likely MPLA will enter into arrangements with various Good Manufacturing Practice ("GMP") certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices (or CGLPs), and current GMPs, enforced by the Food and Drug Administration ("FDA"). Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Governmental Regulation

FDA Regulation. Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application ("IND"), which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug's intended use; and approval by the FDA of a New Drug Application ("NDA").

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under the SOA, Molecular USA is required to:

•	form an audit committees in compliance with the SOA;
•	have Molecular USA's chief executive officer and chief financial officer are required to certify its financial statements;
•	ensure Molecular USA's directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA's securities in the twelve month period following initial publication of any of Molecular USA's financial statements that later require restatement;
•	disclose any off-balance sheet transactions as required by the SOA;
•	prohibit all personal loans to directors and officers;
•	insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
•	adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and
•	insure Molecular USA's auditor is independent as defined by the SOA.

The SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Environmental Compliance

The nature of Molecular USA's and MPLA's business does not require special environmental or local government approval. Molecular USA and MPLA are compliant with all environmental laws. The cost of such compliance is minimal for the Corporation.

Research & Development

In the year ended 2012, Molecular USA spent approximately $100,624 on research and development and $52,690 for the year ended 2011 through consultants.

Employees

In the year ended 2012, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

Reports to Securities Holders

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Although our Internet site www.mpl-usa.com does not contain our reports, you may read and copy any materials we file with the SEC at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

No disclosure is required hereunder as the Corporation is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Molecular USA's office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia. This office space was provided free of charge during the year ended June 30, 2012, from a corporation controlled by an officer of PharmaNet.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Corporation, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

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

Quarter Ended(1) (2)	High	Low
June 30, 2012	$0.043	$0.008
March 31, 2012	$0.017	$0.0011
December 31, 2011	$0.0013	$0.001
September 30, 2011	$0.01	$0.003
June 30, 2011	$0.006	$0.004
March 31, 2011	$0.013	$0.0138
December 31, 2010	$0.038	$0.008
September 30, 2010	$0.038	$0.037
June 30, 2010	$0.028	$0.018
March 31, 2010	$0.057	$0.018
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)	Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005. On November 26, 2007, the stock was moved to the PinkSheet quotation system for failure to comply with NASD 6530. The shares of Molecular were eligible to be quoted once again on the OTCBB on November 26, 2008 on application request by a market maker of the common stock of Molecular.

Holders of Common Stock

As of August 21, 2012, there were 19 registered shareholders of Molecular USA's common stock.

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR YEAR ENDING JUNE 30, 2012, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

2012 Activities and Developments

For the year ended June 30, 2012, our net loss was $179,382 ($0.002 per share). The loss per share was based on an average of 111,553,740 common shares outstanding. For the year ended June 30, 2011, our net loss was $121,860 ($0.001 per share). The loss per share was based on an average of 111,553,740 common shares outstanding. For the year ended June 30, 2010, our net loss was $117,220 ($0.001 per share). The loss per share was based on a weighted average of 111,553,740 common shares outstanding. For the period from inception on July 14, 2004 to June 30, 2012, Molecular USA has an accumulated net loss of $1,852,048. Molecular has working capital deficit of $11,570 at June 30, 2012 (June 30, 2011 – $4,771). As a result our auditors have substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

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

Results of Operation

For the years ended June 30, 2012, June 30, 2011and June 30, 2010 and for the period from July 14, 2004 (inception) through to June 30, 2012.

REVENUES

REVENUE – Molecular has net loss of $179,382 for the year ended June 30, 2012 (June 30, 2011 – $121,860; June 30, 2010 – $117,220; cumulative - $1,852,048) and $1,852,048 for the period from inception to June 30, 2012. To date, we have generated no revenue from our business operations.

LOANS – As of June 30, 2012, PharmaNet has loaned Molecular USA a total of $2,036,760 for working capital (June 30, 2011 - $1,896,625). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK – Net cash provided by financing activities during the year ended June 30, 2012 was $Nil (June 30, 2011 - $Nil).

EXPENSES

SUMMARY – Total expenses were $179,382 for the year ended June 30, 2012. Total expenses were $121,860 for the year ended June 30, 2011 and total expenses were $117,220 for the year ended June 30, 2010. Expenses have increased in the year ended June 30, 2012, by $57,522. A total of $2,137,019 in expenses has been incurred by Molecular USA since inception on July 14, 2004, through to June 30, 2012. The increase in costs over the past year has occurred as the result of an increase in consulting fees over the year. The costs can be subdivided into the following categories.

  Rent Expenses: Molecular USA incurred $Nil in rent expenses for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, while a total of $27,759 was incurred in the period from inception on July 14, 2004 to June 30, 2012.
  Consulting Expenses: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the year ended June 30, 2012, a total of $100,624 in consulting expenses was incurred as compared to $52,690 for the year ended June 30, 2011 and $41,920 for the year ended June 30, 2010. We have incurred a total of $1,290,141 in the period from inception on July 14, 2004 to June 30, 2012.
  Analysis Costs: Molecular USA incurred $Nil in analysis costs for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 while a total of $33,947 was incurred in the period from inception on July 14, 2004 to June 30, 2012.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area. During the years ended June 30, 2012, June 30, 2011 and June 30, 2010, we spent $Nil on advertising and promotional fees. We have incurred a total of $23,739 in the period from inception on July 14, 2004 to June 30, 2012.
  Professional Fees: Molecular USA incurred $48,607 in professional fees for the year ended June 30, 2012, as compared to $42,142 for the year ended June 30, 2011 and $44,766 for the year ended June 30, 2010. From inception to June 30, 2012, we have incurred a total of $359,583 in professional fees mainly spent on legal and accounting matters.
  Public Relations: Molecular USA incurred $Nil for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, while a total of $3,656 was incurred in the period from inception on July 14, 2004 to June 30, 2012.
  Travel Costs: Molecular USA incurred $7,085 in travel costs for the year ended on June 30, 2012 as compared to $Nil in travel costs for the years ended June 30, 2011 and June 30, 2010. We have incurred a total of $111,334 in the period from inception on July 14, 2004 to June 30, 2012. This increase can largely be attributed to our attendance at a limited number of pharmacology trade shows and restricting the expense of visiting various research facilities we have ongoing trials or research projects.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the years ended June 30, 2012, June 30, 2011 and June 30, 2010. For the period July 14, 2004 (inception) through June 30, 2012, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2012. There are no current or deferred tax expenses for the year ended June 30, 2012, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the year ended June 30, 2012, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As of June 30, 2012, the Company had cash and cash equivalents on hand in the amount of $2,572 ($8,675– June 30, 2011) and current payable and accrued liabilities of $19,252 ($20,052 – June 30, 2011). As of June 30, 2012, Molecular USA currently owes its parent company PharmaNet, $2,036,760, an additional $32,688 to other related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of June 30, 2012, we have had no off-balance sheet arrangements.

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

On April 19, 2006, Molecular USA announced the filing of a new patent, Tissue Disruption Treatment and Composition for Use (US Patent number 11218382). The patent describes a proprietary process for the manufacture of topical biological secondary injury mediators (B-SIMs) that should have local, rather than systemic, effects and may be significantly less expensive to manufacture than conventional B-SIMs. MPLA is developing its B-SIMs to stop the tissue disruption that occurs after injury by suppressing the body's reactions, such as inflammation and damage/death of otherwise uninjured cells that are triggered in response to primary injury.

The first conditions targeted by MPLA will be the musculoskeletal injuries. The use of a B-SIM in these markets represents a new approach to one of the world's largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures. MPLA's proprietary, industrially scalable peptide-ligand bond exchange (PLBE) B-SIMs manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific Pty. Ltd.; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures during the year ended June 30, 2012, amounted to $Nil ($Nil for the years ended June 30, 2011 and June 30, 2010). Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income". This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update will not have a material effect on Molecular USA's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the adoption of this update will not have a material effect on Molecular USA's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with off-setting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this update will not have a material effect on Molecular USA's consolidated financial statements.

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

Stock-based Compensation

Effective January 1, 2006, the Corporation adopted the provisions of ASC 718, "Compensation – Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Corporation adopted ASC 718 using the modified prospective method, which requires the Corporation to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. The adoption of ASC 718 does not change the way the Corporation accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

No disclosure is required hereunder as the Corporation is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm dated August 7, 2012.

Consolidated Balance Sheets as at June 30, 2012 and June 30, 2011.

Consolidated Statements of Operations for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 and for the period from the date of inception on July 14, 2004 to June 30, 2012.

Consolidated Statements of Cash Flows for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 and for the period from the date of inception on July 14, 2004 to June 30, 2012.

Consolidated Statement of Stockholders' Deficiency for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 and for the period from the date of inception on July 14, 2004 to June 30, 2012.

Notes to Consolidated Financial Statements.

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Molecular Pharmacology (USA) Limited (A Development Stage Company) (the "Company") as of 30 June 2012 and 2011 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 30 June 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 June 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended 30 June 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

7 August 2012

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 June 2012	As at 30 June 2011
	$	$
Assets

Current
Cash and cash equivalents	2,572	8,675
Amounts receivable	5,110	6,606

	7,682	15,281

Equipment (Note 4)	1,159	1,608

	8,841	16,889
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	19,252	20,052

Due to related parties (Note 6)	2,069,448	1,963,529

	2,088,700	1,983,581

Stockholders' deficiency
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2012 – 111,553,740 common shares, par value $0.001
30 June 2011 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(446,072)	(512,287)
Deficit, accumulated during the development stage	(1,852,048)	(1,672,666)

	(2,079,859)	(1,966,692)

	8,841	16,889

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Jeffery Edwards     Director

Jeffery Edwards

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2012 (unaudited)	For the year ended 30 June 2012	For the year ended 30 June 2011	For the year ended 30 June 2010
	$	$	$	$
Expenses
Advertising and promotion	23,739	-	-	-
Amortization (Note 4)	6,691	449	589	723
Analysis	33,947	-	-	-
Consulting (Note 6)	1,290,141	100,624	52,690	41,920
Office and miscellaneous (Note 6)	218,533	22,617	24,761	25,144
Professional fees	359,583	48,607	42,142	44,766
Public relations	3,656	-	-	-
Rent (Note 6)	27,759	-	-	-
Salaries and benefits	44,464	-	-	-
Transfer agent and filing fees	17,172	-	1,678	4,667
Travel	111,334	7,085	-	-

Net loss before other items	(2,137,019)	(179,382)	(121,860)	(117,220)

Other items
Export market development grants	69,629	-	-	-
Interest income	2,322	-	-	-
Research and development tax refund	213,020	-	-	-

Net loss for the period	(1,852,048)	(179,382)	(121,860)	(117,220)

Basic and diluted loss per common share		(0.002)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,852,048)	(179,382)	(121,860)	(117,220)
Foreign currency translation adjustment	(446,072)	66,215	(357,962)	(78,521)

Total comprehensive loss for the period	(2,298,120)	(113,167)	(479,822)	(195,741)

Basic and diluted comprehensive loss per common share		(0.001)	(0.004)	(0.002)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2012 (unaudited)	For the year ended 30 June 2012	For the year ended 30 June 2011	For the year ended 30 June 2010
	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,852,048)	(179,382)	(121,860)	(117,220)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	6,691	449	589	723
Write-down of intangible assets	1,278	-	-	-
Changes in operating assets and liabilities
Decrease (increase) in amounts receivable	(2,884)	1,496	(5,126)	1,437
Decrease in accounts payable and accrued liabilities	(28,165)	(800)	(759)	(10,018)

	(1,875,128)	(178,237)	(127,156)	(125,078)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-

	28,035	-	-	-

Cash flows from financing activities
Common shares issued for cash	234,497	-	-	-
Increase in due to related parties	2,061,240	105,919	485,818	204,031

	2,295,737	105,919	485,818	204,031

Effect of exchange rate changes on cash	(446,072)	66,215	(357,962)	(78,521)

Increase (decrease) in cash and cash equivalents	2,572	(6,103)	700	432

Cash and cash equivalents, beginning of period	-	8,675	7,975	7,543

Cash and cash equivalents, end of period	2,572	2,572	8,675	7,975

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders' Deficiency

(Expressed in U.S. Dollars)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004 (unaudited)	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash – January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005 (unaudited)	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited – Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares – July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006 (unaudited)	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007 (unaudited)	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008 (unaudited)	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009 (unaudited)	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment	-	-	-	-	66,215	66,215

Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

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

On 13 October 2005, the Company acquired the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products" through Molecular Pharmacology Pty. Ltd. (formerly Molecular Pharmacology Limited) ("MPLA") (Note 9). MPLA was incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009. MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

The Company's consolidated financial statements as at 30 June 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $179,382 for the year ended 30 June 2012 (30 June 2011 – $121,860) and has a working capital deficit of $11,570 at 30 June 2012 (30 June 2011 – $4,771).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 June 2013. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2012, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

30 June 2012

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

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at 30 June 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

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

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, "Compensation – Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Comparative figures

Certain comparative figures have been adjusted to conform to the current year's presentation.

3.	Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income". This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update will not have a material effect on the Company's consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity (deficiency). The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the adoption of this update will not have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The adoption of this update will not have a material effect on the Company's consolidated financial statements.

4.	Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 30 June 2012	As at 30 June 2011
	$	$	$	$

Office equipment	7,840	6,681	1,159	1,608

During the year ended 30 June 2012, the total additions to equipment were $Nil (30 June 2011 – $Nil).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

6.	Due to Related Parties and Related Party Transactions

As at 30 June 2012, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2011 – $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2012, the amount due to related parties includes $22,846 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 – $65,231). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2012, the amount due to related parties includes $1,101 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2011 – $673). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2012, the amount due to related parties includes $7,741 payable to a company owned by a director of the Company or an officer of Pharmanet (30 June 2011 - $Nil). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2012, the amount due to related parties includes $2,036,760 payable to PharmaNet (30 June 2011 – $1,896,625). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $46,316 (30 June 2011 – $43,786; 30 June 2010 - $41,920; cumulative – $862,596) by the Company.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or administrative fees of $20,449 (30 June 2011 – $22,897; 30 June 2010 - $Nil; cumulative – $43,346) by the Company.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlling entities were paid or accrued consulting fees of $21,285 (30 June 2011 - $Nil; 30 June 2010 - $Nil; cumulative - $21,285) by the Company.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $33,024 (30 June 2011 – $8,904; 30 June 2010 - $Nil; cumulative – $41,928) by the Company.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2011 – $Nil; 30 June 2010 - $17,352; cumulative – $80,468) by the Company.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2011 – $Nil, 30 June 2010 – $4,481, cumulative – $4,481) by the Company.

During the year ended 30 June 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 June 2011 – $Nil; 30 June 2010 - $Nil; cumulative – $12,987) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

Transactions comprising the amount due to PharmaNet are as follows:

	For the year ended 30 June 2012	For the year ended 30 June 2011
	$	$

Opening balance, beginning of year	1,896,625	1,465,002
Funds transferred to the Company by PharmaNet	170,790	70,947
Expenses paid by PharmaNet on behalf of the Company	33,852	9,894
Foreign currency translation adjustment	(64,507)	350,782

Balances, end of year	2,036,760	1,896,625

The average amount due to PharmaNet for the year ended 30 June 2012 was $1,816,134 (30 June 2011 - $1,660,885; 30 June 2010 - $1,540,053).

7.	Capital Stock

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

30 June 2012

8.	Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:

	For the year ended 30 June 2012	For the year ended 30 June 2011	For the year ended 30 June 2010
	$	$	$

Loss before income taxes	(179,382)	(121,860)	(117,220)

Federal income tax rates	34.0%	34.0%	34.0%

Income tax recovery based on the above rates	(60,990)	(41,432)	(39,855)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	5,215	3,121	2,738
Change in valuation allowance	39,496	99,383	53,228
Foreign exchange and other	16,279	(61,072)	(16,111)

Income tax expense	-	-	-

The composition of the Company's deferred tax assets as at 30 June 2012 and 2011 are as follows:

	As at 30 June 2012	As at 30 June 2011
	$	$

Net income tax operating loss carryforward	2,101,601	1,976,478

Deferred tax assets	660,748	621,252
Less: Valuation allowance	(660,748)	(621,252)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

The Company has non-capital loss carry-forwards of approximately $2,101,601 that may be available for tax purposes. The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
No expiry	1,344,886

2,101,601

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

9.	Distribution Agreement

The Company has the exclusive distribution rights, through MPLA, to distribute, market, promote, detail, advertise and sell certain Licensed Products, with metallo-polypeptide analgesic as an active ingredient, in the United States (excluding its territories and possessions) (Note 1). If, and when necessary, the Company will obtain all necessary regulatory approvals for the Licensed Products and incorporate the Licensed Products in the United States.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2012	For the year ended 30 June 2012	For the year ended 30 June 2011	For the year ended 30 June 2010
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-

11.	Segmented Information

Details on a geographic basis as at and for the year ended 30 June 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	8,841	-	8,841

Loss for the year	(130,377)	(49,005)	(179,382)

Details on a geographic basis as at and for the year ended 30 June 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	16,889	-	16,889

Loss for the year	(78,024)	(43,836)	(121,860)

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2012

Details on a geographic basis as at and for the year ended 30 June 2010 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	11,652	-	11,652

Loss for the year	(68,454)	(48,766)	(117,220)

12.	Financial Instruments

The carrying values of cash and cash equivalents and accounts payable approximate fair value due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consists of cash and cash equivalents and amounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies. As a result, credit risk is considered insignificant.

Currency Risk

The Company's subsidiary is located in Australia. As a result, a significant portion of the Company's assets, liabilities and expenses were denominated in the Australian dollar and were therefore subject to fluctuation in exchange rates.

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at year end, the impact on net loss and other comprehensive loss would have been $20,608 higher ($20,608 lower).

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

Our management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Corporation's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. Management's assessment took into consideration the size and complexity of the corporation and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only management's report in this annual report.

Changes in internal control over financial reporting

Based on the evaluation as of June 30, 2012, Jeff Edwards, our President and CEO, and our CFO have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T). Controls and Procedures

See Item 9A - Controls and Procedures above.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of August 21, 2012 and June 30, 2012. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffery D. Edwards	61	President and Chief Executive Officer, Chief Financial Officer and Director	October 28, 2005

Mr. Jeffery D. Edwards. Mr. Edwards has over twenty years of experience in managing new technological innovations in the medical device and pharmaceutical industry. From 2002 to 2005, Mr. Edwards, as president and shareholder of International Scientific Pty Ltd., managed a variety of medical and technology projects. In 2002 and 2003, Mr. Edwards was actively involved with Colltech Australia Limited ("Colltech"), a corporation involved in the production and sale of collagen. Colltech is listed on the Australian Stock Exchange ("CAU"). From its inception in 1995 to 2001, Mr. Edwards was the executive director of Genesis Biomedical Limited ("Genesis"), a pharmaceuticals and biotechnology listed on the Australian Stock Exchange ("GBL"). While at Genesis, Mr. Edwards was responsible for all medical and clinical activities of the corporation as well as all day to day management of staff and corporate activities. Mr. Edwards currently serves as a director of: OBJ Limited, a drug delivery corporation listed on the Australian Stock Exchange ("OBJ") (2005) and Global Energy Medicine Pty Ltd., a private therapeutic device corporation (2005). He also holds the office of Chief Operations Officer of Molecular Pharmacology Limited, a wholly owned subsidiary of Molecular USA.

Family relationships

Not applicable.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Corporation's business.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, or persons nominated to become a director, or executive officer, promoter or control person:

•	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
•	as found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Under the applicable SEC standards, an audit committee financial expert means a person who has the following attributes:

•	understanding of generally accepted accounting principles and financial statements;
•	ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
•	experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
•	understanding of internal controls and procedures for financial reporting; and
•	understanding of audit committee functions.

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

Disclosure Committee and Charter

Molecular USA has a disclosure committee and disclosure committee charter. Molecular USA's disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the CEO and CFO in fulfilling their responsibilities regarding the identification and disclosure of material information about Molecular USA and the accuracy, completeness and timeliness of Molecular USA's financial reports.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended June 30, 2012, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

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

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and CEO during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
John Palermo Corporate Secretary of PharmaNet(1)	2012	Nil	Nil	Nil	Nil	Nil	Nil	$121,074	$121,074
	2011	Nil	Nil	Nil	Nil	Nil	Nil	$75,587	$75,587
	2010	Nil	Nil	Nil	Nil	Nil	Nil	$63,753	$63,753
Jeffery D. Edwards, President, CEO and Director(2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. John Palermo is the Corporate Secretary of PharmaNet. He is not a director or officer of Molecular USA. Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010. Mr. Palermo or entities controlled by him also were paid or accrued rental fees of $121,074 during the fiscal year ended June 30, 2012.
(2)	Mr. Jeffery D. Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.

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

Stock Options/SAR Grants

During the fiscal years ended June 30, 2012 and June 30, 2011, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal years ended June 30, 2012 or June 30, 2011, and there were no stock options or stock appreciation rights outstanding on June 30, 2012 or June 30, 2011.

Long-Term Incentive Plans/Equity Compensation Plan

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the year ended June 30, 2012 or since our inception. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Corporation other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at August 21, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Pharmanet Group Limited Level 1 284 Oxford Street Leederville, Western Australia 6007	78.89%	78.89%
Jeffery Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Directors and Executive Officers as a Group	0	0%
Notes:
(1)	Based on 111,553,740 shares of common stock issued and outstanding as of August 21, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of the Corporation's securities which may result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; or
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

As at June 30, 2012, we owe $1,000 to Jeff Edwards, a director and officer of Molecular USA, for monies advanced by him to us (June 30, 2011 - $1,000).  The advances do not carry an interest rate, are unsecured and are due on demand.

As at June 30, 2012 we owe $22,846 to a corporation owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2011 - $65,231).

As at June 30, 2012, the amount due to related parties includes $1,101 payable to a corporation owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2011 – $673). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2012, the amount due to related parties includes $7,741 payable to a corporation owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2011 - $Nil). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2012 we owed $2,036,760 to PharmaNet for loans advanced to us (June 30, 2011- $1,896,625).  PharmaNet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the fiscal year ended June 30, 2012, a director of the Corporation or an officer of PharmaNet and their controlled entities were paid or accrued consulting fees of $46,316 (June 30, 2011 - $43,786; June 30, 2010 - $41,920; cumulative - $862,586) by the Corporation.

During the year ended June 30, 2012, a director of the Corporation or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or administration fees of $20,449 (June 30, 2011 - $22,897; June 30, 2010 - $Nil; cumulative - $43,346) by the Corporation.

During the year ended 30 June 2012, a director of the Corporation or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $21,285 (30 June 2011 - $Nil; 30 June 2010 - $Nil; cumulative - $21,285) by the Corporation.

During the year ended June 30, 2012, a director of the Corporation or an officer of PharmaNet and their controlled entities were paid or accrued consulting fees of $33,024 (2011 - 8,904; 2010 - $Nil; cumulative - $41,928) by the Corporation.

During the year ended June 30, 2012, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (June 30, 2011 - $Nil; June 30, 2010 – $17,352; cumulative – $80,468) by the Corporation.

During the year ended June 30, 2012, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (June 30, 2011 - $Nil; June 30, 2010 – $4,481; cumulative – $4,481) by the Corporation.

During the fiscal year ended June 30, 2012, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (June 30, 2011 - $Nil; June 30, 2010 - $Nil; cumulative - $12,987).

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

Item 14. Principal Accounting Fees and Services

Fees and Services

Our principal accountant, James Stafford, Chartered Accountants billed an aggregate of $22,752.66 for the fiscal year ended June 30, 2012 and for professional services rendered for the audit of the Corporation's annual consolidated financial statements and review of the consolidated financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years ended June 30, 2012 and June 30, 2011 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2012	Fiscal year ended June 30, 2011
Audit fees*	$22,752.66	$11,228
Audit-related fees	-	4,765
Tax fees	-	-
All other fees	-	3,701
Total fees paid or accrued to our principal accountants	$22,752.66	$19,694

* Audit fees consist of fees related to professional services rendered in connection with the audit of our annual consolidated financial statements, and the review of the consolidated financial statements included in each of our quarterly reports on Form 10-Q.

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

MOLECULAR PHARMACOLOGY (USA) LIMITED

BY:	/s/ Jeffery D. Edwards
Jeffery D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	August 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Jeffery D. Edwards
Jeffery D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	August 22, 2012