Form 10-Q
period 2012-09-30
Molecular Pharmacology (USA) Ltd.
filed 2012-11-08
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: ...........187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2012
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
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
111,553,740 common shares issued and outstanding as of November 7, 2012.

 ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

September 30, 2012

 iii

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

The information in this report for the three months ended September 30, 2012, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2012, in the Form 10K filed with the SEC on August 22, 2012.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2012

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 September 2012	As at 30 June 2012 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	11,443	2,572
Amounts receivable	6,848	5,110

	18,291	7,682

Equipment (Note 4)	1,073	1,159

	19,364	8,841
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	18,300	19,252

Due to related parties (Note 6)	2,163,953	2,069,448

	2,182,253	2,088,700

Stockholders' deficiency
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2012 - 111,553,740 common shares, par value $0.001
30 June 2012 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(477,006)	(446,072)
Deficit, accumulated during the development stage	(1,904,144)	(1,852,048)

	(2,162,889)	(2,079,859)

	19,364	8,841

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Jeffery Edwards             Director 9;

Jeffery Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to September 30 2012	For the three month period ended 30 September 2012	For the three month period ended 30 September 2011
	$	$	$
Expenses
Advertising and promotion	23,739	-	-
Amortization (Note 4)	6,777	86	113
Analysis	33,947	-	-
Consulting (Note 6)	1,323,621	33,480	18,464
Office and miscellaneous (Note 6)	227,527	8,994	4,445
Professional fees	368,760	9,177	4,250
Public relations	3,656	-	-
Rent (Note 6)	27,759	-	-
Salaries and benefits	44,464	-	-
Transfer agent and filing fees	17,172	-	-
Travel	111,693	359	-

Net loss before other items	(2,189,115)	(52,096)	(27,272)

Other items
Export market development grants	69,629	-	-
Interest income	2,322	-	-
Research and development tax refund	213,020	-	-

Net loss for the period	(1,904,144)	(52,096)	(27,272)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,904,144)	(52,096)	(27,272)
Foreign currency translation adjustment	(477,006)	(30,934)	158,568

Total comprehensive loss for the period	(2,381,150)	(83,030)	131,296

Basic and diluted comprehensive loss per common share		(0.001)	0.001

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2012	For the three month period ended 30 September 2012	For the three month period ended 30 September 2011
	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,904,144)	(52,096)	(27,272)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	6,777	86	113
Write-down of intangible assets	1,278	-	-
Changes in operating assets and liabilities
Increase in amounts receivable	(4,622)	(1,738)	(636)
Decrease in accounts payable and accrued liabilities	(29,117)	(952)	(2,943)

	(1,929,828)	(54,700)	(30,738)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-

	28,035	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-
Increase (decrease) in due to related parties	2,155,745	94,505	(125,486)

	2,390,242	94,505	(125,486)

Effect of exchange rate changes on cash	(477,006)	(30,934)	158,568

Increase in cash and cash equivalents	11,443	8,871	2,344

Cash and cash equivalents, beginning of period	-	2,572	8,675

Cash and cash equivalents, end of period	11,443	11,443	11,019

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)
Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment	-	-	-	-	66,215	66,215

Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the period	-	-	-	(52,096)	-	(52,096)
Cumulative translation adjustment	-	-	-	-	(30,934)	(30,934)

Balance at 30 September 2012	111,553,740	111,554	106,707	(1,904,144)	(477,006)	(2,162,889)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2012

The Company's interim consolidated financial statements as at 30 September 2012 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $52,096 for the three month period ended 30 September 2012 (30 September 2011 - $27,272, cumulative - $1,904,144) and has a working capital deficit of $9 at 30 September 2012 (30 June 2012 - $11,570).

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

At 30 September 2012, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
30 September 2012

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the interim consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 30 September 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

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

3.      Changes in Accounting Policies

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income".  This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-12 relates only to the presentation of comprehensive income, the adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity (deficiency).  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of comprehensive income, the adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

4.      Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 30 September 2012	As at 30 June 2012 (Audited)
	$	$	$	$

Office equipment	7,850	6,777	1,073	1,159

During the three month period ended 30 September 2012, the total additions to equipment were $Nil (30 September 2011 - $Nil).

5.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

6.      Due to Related Parties and Related Party Transactions

As at 30 September 2012, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2012 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2012, the amount due to related parties includes $34,429 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 - $22,846).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2012, the amount due to related parties includes $1,723 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 - $1,101).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2012, the amount due to related parties includes $7,856 payable to a company owned by a director of the Company or an officer of Pharmanet (30 June 2012 - $7,741).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2012, the amount due to related parties includes $2,118,945 payable to PharmaNet (30 June 2012 - $2,036,760).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $10,226 (30 September 2011 - $18,464, cumulative - $872,822).

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or administrative fees of $7,540 (30 September 2011 - $Nil, cumulative - $50,886) by the Company.

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $21,435 (30 September 2011 - $Nil, cumulative - $42,720) by the Company.

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 September 2011 - $3,936, cumulative - $4,481) by the Company.

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 September 2011 - $Nil; cumulative - $41,928) by the Company.

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 September 2011 - $Nil; cumulative - $80,468) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

During the three month period ended 30 September 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 September 2011 - $Nil; cumulative - $12,987) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 30 September 2012	For the year ended 30 June 2012 (Audited)
	$	$

Opening balance, beginning of period	2,036,760	1,896,625
Funds transferred to the Company by PharmaNet	51,940	170,790
Expenses paid by PharmaNet on behalf of the Company	-	33,852
Foreign currency translation adjustment	30,245	(64,507)

Balances, end of period	2,118,945	2,036,760

The average amount due to PharmaNet for the three month period ended 30 September 2012 was $1,929,149 (30 June 2012 - $1,816,134).

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
30 September 2012

8.      Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the three month period ended 30 September 2012	For the three month period ended 30 September 2011
	$	$

Loss before income taxes	(52,096)	(27,272)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(17,713)	(9,272)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	1,681	921
Change in valuation allowance	22,018	(22,788)
Foreign exchange and other	(5,986)	31,139

Income tax expense	-	-

The composition of the Company's deferred tax assets as at 30 September 2012 and 30 June 2012 are as follows:

	As at 30 September 2012	As at 30 June 2012 (Audited)
	$	$

Net income tax operating loss carryforward	2,173,649	2,101,601

Deferred tax assets	682,766	660,748
Less: Valuation allowance	(682,766)	(660,748)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

The Company has non-capital loss carry-forwards of approximately $2,173,649 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$
2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	10,068
No expiry	1,406,866

2,173,649

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

10.   Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 September 2012	For the three month period ended 30 September 2012	For the three month period ended 30 September 2011
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

11.    Segmented Information

Details on a geographic basis as at and for the three month period ended 30 September 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	19,364	-	19,364

Loss for the period	(42,028)	(10,068)	(52,096)

Details on a geographic basis as at and for the year ended 30 June 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	8,841	-	8,841

Loss for the year	(130,377)	(49,005)	(179,382)

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2012

Details on a geographic basis as at and for the three month period ended 30 September 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	19,756	-	19,756

Loss for the period	(23,022)	(4,250)	(27,272)

12.    Financial Instruments

The carrying values of cash and cash equivalents and accounts payable approximate fair value due to the short term maturity of these financial instruments.

Credit Risk

Financial instruments that potentially subject the Company to credit risk consists of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $21,447 higher ($21,447 lower).

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
30 September 2012

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE FIRST QUARTER PERIOD ENDED SEPTEMBER 30, 2012 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under the SOA Molecular USA is required to:

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

Reports to Security Holders

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

Results of Operation

For the quarter ended September 30, 2012.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended September 30, 2012, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date of November 7, 2012, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $52,096 for the three month period ended September 30, 2012.  Expenses had increased during this past three month period as compared to the three month period ended September 30, 2011 - $27,272. A total of $2,189,115 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to September 30, 2012.  The increase in costs over this three month period has occurred as the result of Molecular USA's wholly owned subsidiary increasing its consulting fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $8,994 in office expenses (for administrative costs) were incurred for the three month period ended September 30, 2012, as compared to $4,445 for the three month period ended September 30, 2011, while a total of $227,527 was incurred in the period from inception on July 14, 2004 to September 30, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the three month period ended September 30, 2012, $33,480 in consulting and analysis expenses were incurred as compared to $18,464 during the three month period ended September 30, 2011.  We have incurred a total of $1,357,621 in consulting and analyst fees since our inception on July 14, 2004 to September 30, 2012.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the three month period ended September 30, 2012, we spent $Nil on advertising and public relations and $Nil for three month period ended September 30, 2011.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to September 30, 2012.
  Professional Fees: Molecular USA incurred $9,177 in professional fees for the three month period ended on September 30, 2012, as compared to $4,250 for the three month period ended September 30, 2011. From inception to September 30, 2012, we have incurred a total of $368,760 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $359 in travel costs for the three month period ended September 30, 2012, as compared to $Nil for the three month period ended September 30, 2011 and $111,693 has been incurred in the period from inception on July 14, 2004 to September 30, 2012.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $Nil in salaries and benefits for the three month period ended September 30, 2012 and $Nil in salaries and benefits during the three month period ended September, 2011. For the period July 14, 2004 (inception) through September 30, 2012, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Income Tax Provision: We have losses carried forward for income tax purpose to September 30, 2012.  There are no current or deferred tax expenses for the three month period ended September 30, 2012, due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended September 30, 2012, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of September 30, 2012, the Company had cash and cash equivalents on hand in the amount of $11,443 ($2,572 - June 30, 2012) and current payable and accrued liabilities of $18,300 ($19,252 - June 30, 2012).  As of September 30, 2012, Molecular USA currently owes its parent company PharmaNet, $2,118,945, an additional $45,008 to other related parties, and $18,300 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

To achieve our goals and objectives for the next 12 months, we plan to raise additional capital through private placements of our equity securities and  future financing from our majority shareholder PharmaNet.

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

Off-Balance Sheet Arrangement

As of September 30, 2012, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the three month period ended September 30, 2012, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Changes in Accounting Policies

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income".  This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

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

Our management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO")  and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Corporation's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

Changes in internal control over financial reporting

Based on the evaluation as of September 30, 2012, Jeffery Edwards, our President, CEO and CFO have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10(f) of Regulation S-K, the Company is not required to provide information required by this Item.

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

November 7, 2012.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffery Edwards
Jeffery Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors