Form 10-Q
period 2012-12-31
Molecular Pharmacology (USA) Ltd.
filed 2013-02-08
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: ...........187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended December 31, 2012
or
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

111,553,740 common shares issued and outstanding as of February 8, 2013.

 ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

December 31, 2012

 iii

PART 1 - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements.

The information in this report for the six months ended December 31, 2012, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 December 2012	As at 30 June 2012 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	5,994	2,572
Amounts receivable	7,521	5,110

	13,515	7,682

Equipment (Note 4)	166	1,159

	13,681	8,841
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	7,184	19,252

Due to related parties (Note 6)	2,220,112	2,069,448

	2,227,296	2,088,700

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 December 2012 – 111,553,740 common shares, par value $0.001
30 June 2012 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(478,835)	(446,072)
Deficit, accumulated during the development stage	(1,954,041)	(1,852,048)

	(2,213,615)	(2,079,859)

	13,681	8,841

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Jeffery Edwards                                                    Director

Jeffery Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 December 2012	For the three month period ended 31 December 2012	For the three month period ended 31 December 2011	For the six month period ended 31 December 2012	For the six month period ended 31 December 2011
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 4)	6,861	84	112	170	225
Analysis	33,947	-	-	-	-
Consulting (Note 6)	1,354,259	30,638	41,669	64,118	60,133
Office and miscellaneous (Note 6)	234,313	6,786	6,128	15,780	10,573
Professional fees	379,326	10,566	6,563	19,743	10,813
Public relations	3,656	-	-	-	-
Rent (Note 6)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	17,172	-	-	-	-
Travel	111,693	-	-	359	-

Net loss before other items	(2,237,189)	(48,074)	(54,472)	(100,170)	(81,744)

Other items
Export market development grants	69,629	-	-	-	-
Loss on write-off of equipment	(823)	(823)	-	(823)	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(1,953,041)	(48,897)	(54,472)	(100,993)	(81,744)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(1,953,041)	(48,897)	(54,472)	(100,993)	(81,744)
Foreign currency translation adjustment	(478,835)	(1,829)	(94,964)	(32,763)	63,604

Total comprehensive loss for the period	(2,431,876)	(50,726)	(149,436)	(133,756)	(18,140)

Basic and diluted comprehensive loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 14 July 2004 to 31 December 2012		For the three month period ended 31 December 2012	For the three month period ended 31 December 2011	For the six month period ended 31 December 2012	For the six month period ended 31 December 2011
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,953,041)	(48,897)	(54,472)	(100,993)	(81,744)
Adjustments to reconcile net loss to cash used by operating activities
Amortization	6,861	84	112	170	225
Write-down of intangible assets	1,278	-	-	-	-
Write-off of equipment	823	823	-	823	-
Changes in operating assets and liabilities
Increase in amounts receivable	(5,295)	(673)	(1,791)	(2,411)	(2,427)
Increase in prepaid expenses	-	-	(1,376)	-	(1,376)
Decrease in accounts payable and accrued liabilities	(40,233)	(11,116)	(3,719)	(12,068)	(6,662)
	(1,989,607)	(59,779)	(61,246)	(114,479)	(91,984)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-	-
	28,035	-	-	-	-

Cash flows from financing activities
Common shares issued for cash	234,497	-	-	-	-
Increase in due to related parties	2,211,904	56,159	155,225	150,664	29,739
	2,446,401	56,159	155,225	150,664	29,739

Effect of exchange rate changes on cash	(478,835)	(1,829)	(94,964)	(32,763)	63,604

Increase (decrease) in cash and cash equivalents	5,994	(5,449)	(985)	3,422	1,359
Cash and cash equivalents, beginning of period	-	11,443	11,019	2,572	8,675

Cash and cash equivalents, end of period	5,994	5,994	10,034	5,994	10,034

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)
Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment	-	-	-	-	66,215	66,215

Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the period	-	-	-	(100,993)	-	(100,993)
Cumulative translation adjustment	-	-	-	-	(33.763)	(32,763)

Balance at 31 December 2012	111,553,740	111,554	106,707	(1,953,041)	(478,835)	(2,213,615)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

The Company’s interim consolidated financial statements as at 31 December 2012 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $100,993 for the six month period ended 31 December 2012 (31 December 2011 – $81,744, cumulative - $1,953,041) and has working capital of $6,331 at 31 December 2012 (30 June 2012 – working capital deficit of $11,570).

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

At 31 December 2012, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

31 December 2012

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

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters".  Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 31 December 2012, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3.        Changes in Accounting Policies

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income".  This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income" that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company’s interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity (deficiency).  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of comprehensive income, the adoption of this update did not have a material effect on the Company’s interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The adoption of this update did not have a material effect on the Company’s interim consolidated financial statements.

4.        Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 December 2012	As at 30 June 2012 (Audited)
	$	$	$	$

Office equipment	864	698	166	1,159

During the six month period ended 31 December 2012, the total additions to equipment were $Nil (31 December 2011 – $Nil) and equipment with a net book value of $823 was written off (31 December 2011 - $Nil).

5.        Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

6.        Due to Related Parties and Related Party Transactions

As at 31 December 2012, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2012 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2012, the amount due to related parties includes $2,598 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 – $22,846).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2012, the amount due to related parties includes $1,062 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 – $1,101).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2012, the amount due to related parties includes $Nil payable to a company owned by a director of the Company or an officer of Pharmanet (30 June 2012 - $7,741).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2012, the amount due to related parties includes $2,215,452 payable to PharmaNet (30 June 2012 – $2,036,760).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $18,015 (31 December 2011 – $27,141; cumulative - $880,611).

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or administrative fees of $13,558 (31 December 2011 – $9,772; cumulative - $56,904) by the Company.

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $44,285 (31 December 2011 - $32,992; cumulative - $65,570) by the Company.

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 December 2011 - $Nil; cumulative - $4,481) by the Company.

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (31 December 2011 – $Nil; cumulative – $41,928) by the Company.

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 December 2011 – $Nil; cumulative – $80,468) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

During the six month period ended 31 December 2012, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 December 2011 – $Nil; cumulative – $12,987) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 31 December 2012	For the year ended 30 June 2012 (Audited)
	$	$

Opening balance, beginning of period	2,036,760	1,896,625
Funds transferred to the Company by PharmaNet	147,546	170,790
Expenses paid by PharmaNet on behalf of the Company	85	33,852
Foreign currency translation adjustment	31,061	(64,507)

Balances, end of period	2,215,452	2,036,760

The average amount due to PharmaNet for the six month period ended 31 December 2012 was $2,106,502 (30 June 2012 - $1,816,134).

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

31 December 2012

8.        Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  These differences result from the following items:

	For the six month period ended 31 December 2012	For the three month period ended 31 December 2011
	$	$

Loss before income taxes	(100,993)	(81,744)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(34,338)	(27,793)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	3,254	2,837
Change in valuation allowance	37,579	12,368
Foreign exchange and other	(6,495)	12,588

Income tax expense	-	-

The composition of the Company’s deferred tax assets as at 31 December 2012 and 30 June 2012 are as follows:

	As at 31 December 2012	As at 30 June 2012 (Audited)
	$	$

Net income tax operating loss carryforward	2,224,109	2,101,601

Deferred tax assets	698,327	660,748
Less: Valuation allowance	(698,327)	(660,748)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

The Company has non-capital loss carry-forwards of approximately $2,224,109 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	20,640
No expiry	1,446,754

2,224,109

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

10.     Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 December 2012	For the three month period ended 31 December 2012	For the three month period ended 31 December 2011	For the six month period ended 31 December 2012	For the six month period ended 31 December 2011
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

11.      Segmented Information

Details on a geographic basis as at and for the six month period ended 31 December 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	13,681	-	13,681

Loss for the period	(80,353)	(20,640)	(100,993)

Details on a geographic basis as at and for the year ended 30 June 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	8,841	-	8,841

Loss for the year	(130,377)	(49,005)	(179,382)

Details on a geographic basis as at and for the six month period ended 31 December 2011 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	20,450	1,376	21,826

Loss for the period	(70,931)	(10,813)	(81,744)

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

Currency Risk

The Company’s subsidiary is located in Australia. As a result, a significant portion of the Company’s assets, liabilities and expenses were denominated in the Australian dollar and were therefore subject to fluctuation in exchange rates.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

The Company’s objective in managing its foreign currency risk is to minimize its net exposures to foreign currency cash flows by holding most of its cash and cash equivalents in Australian dollars.  The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $22,056 higher ($22,056 lower).

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Interest Rate Risk

The Company has non-interest paying cash balances and no interest-bearing debt.  Its management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE SECOND QUARTER PERIOD ENDED DECEMBER 31, 2012 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

MPLA has an exclusive license from Cambridge Scientific Pty Ltd. of Australia. This license is restricted to a "field of use" defined in the license documentation. Cambridge Scientific Pty Ltd. may grant other licenses to third parties outside the "field of use" the subject of the licenses granted to MPLA.

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

•  form an audit committee in compliance with the SOA;

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

Results of Operation

For the quarter ended December 31, 2012.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended December 31, 2012, or since inception.

COMMON STOCK – Molecular USA has not issued any shares during the most recent quarter. As of the date of February 8, 2012, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY – Total expenses were $100,170 for the six month period ended December 31, 2012.  Expenses had increased during this past six month period as compared to the six month period ended December 31, 2011 – $81,744. A total of $2,237,189 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to December 31, 2012.  The increase in costs over this six month period has occurred as the result of Molecular USA’s wholly owned subsidiary increase in its consulting fees.  The costs can be subdivided into the following categories.

  Office Expenses and Rent: $15,780 in office expenses (for administrative costs) were incurred for the six month period ended December 31, 2012, as compared to $10,573 for the six month period ended December 31, 2011, while a total of $234,313 was incurred in the period from inception on July 14, 2004 to December 31, 2012. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the six month period ended December 31, 2012, $64,118 in consulting and analysis expenses were incurred as compared to $60,133 during the six month period ended December 31, 2011.  We have incurred a total of $1,354,259 in consulting and analyst fees since our inception on July 14, 2004 to December 31, 2012.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the six month period ended December 31, 2012, we spent $Nil on advertising and public relations and $Nil for six month period ended December 31, 2011.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to December 31, 2012.
  Professional Fees: Molecular USA incurred $19,743 in professional fees for the six month period ended on December 31, 2012, as compared to $10,813 for the six month period ended December 31, 2011. From inception to December 31, 2012 we have incurred a total of $379,326 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $359 in travel costs for the six month period ended December 31, 2012, as compared to $Nil for the six month period ended December 31, 2011 and $111,693 has been incurred in the period from inception on July 14, 2004 to December 31, 2012.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $Nil in salaries and benefits for the six month period ended December 31, 2012 and $Nil in salaries and benefits during the six month period ended December, 2011. For the period July 14, 2004 (inception) through December 31, 2012, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Income Tax Provision: We have losses carried forward for income tax purpose to December 31, 2012.  There are no current or deferred tax expenses for the six month period ended December 31, 2012, due to our loss position.  We have fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the six month period ended December 31, 2012, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As December 31, 2012, the Company had cash and cash equivalents on hand in the amount of $5,994 ($2,572– June 30, 2012) and current payable and accrued liabilities of $7,184 ($19,252 – June 30, 2012).  As December 31, 2012, Molecular USA currently owes its parent company PharmaNet, $2,215,452, an additional $4,660 to other related parties, and $7,184 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of December 31, 2012, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the six month period ended December 31, 2012, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company’s interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The adoption of this update did not have a material effect on the Company’s interim consolidated financial statements.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, "Compensation – Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

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

Our management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange

Act"). Based upon that evaluation, the Corporation's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in internal control over financial reporting

Based on the evaluation as of December 31, 2012, Jeffery Edwards, our President, CEO, and CFO has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

February 8, 2013.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffery Edwards
Jeffery Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors