Form 10-Q/A
period 2012-12-31
Molecular Pharmacology (USA) Ltd.
filed 2013-02-12
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: ...........187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

 ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q-Amendment No. 1

Explanatory Note

We are filing this Amendment No. 1 ("Form 10-Q/A-1") to our Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on February 8, 2013 (the "Form 10-Q") in order to file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.  These XBRL documents did not attach properly to the Form 10-Q filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that is amended by this Form 10-Q/A-1 is restated in its entirety, and this Form 10-Q/A-1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-Q/A-1, we are not amending any other part of the Form 10-Q. This Form 10-Q/A-1 does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-Q/A-1 should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

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

February 12, 2013.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffery Edwards
Jeffery Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors

31