Form 10-Q
period 2013-03-31
Molecular Pharmacology (USA) Ltd.
filed 2013-05-08
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: .........187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
111,553,740 common shares issued and outstanding as of May 8, 2013.

ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

March 31, 2013

Table of Contents

>

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

The information in this report for the nine months ended March 31, 2013, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2012, in the Form 10-K filed with the SEC on August 22, 2012.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 March 2013	As at 30 June 2012 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	13,124	2,572
Amounts receivable	4,335	5,110

	17,459	7,682

Equipment (Note 4)	152	1,159

	17,611	8,841
Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	7,000	19,252

Due to related parties (Note 6)	2,283,574	2,069,448

	2,290,574	2,088,700

Stockholders' deficiency
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001

Issued and outstanding
31 March 2013 - 111,553,740 common shares, par value $0.001

30 June 2012 - 111,553,740 common shares, par value $0.001
	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(486,587)	(446,072)
Deficit, accumulated during the development stage	(2,004,637)	(1,852,048)

	(2,272,963)	(2,079,859)

	17,611	8,841

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Jeffrey Edwards Director
Jeffery Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2013	For the three month period ended 31 March 2013	For the three month period ended 31 March 2012	For the nine month period ended 31 March 2013	For the nine month period ended 31 March 2012
Expenses	$	$	$	$	$
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 4)	6,875	14	114	184	339
Analysis	33,947	-	-	-	-
Consulting (Note 6)	1,394,182	39,923	9,126	104,041	69,259
Office and miscellaneous (Note 6)	238,943	4,630	5,671	20,410	16,244
Professional fees	386,355	7,029	15,899	26,772	26,712
Public relations	3,656	-	-	-	-
Rent (Note 6)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	17,172	-	-	-	-
Travel	111,693	-	-	359	-

Net loss before other items	(2,288,785)	(51,596)	(30,810)	(151,766)	(112,554)

Other items
Export market development grants	69,629	-	-	-	-
Loss on write-off of equipment (Note 4)	(823)	-	-	(823)	-
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(2,004,637)	(51,596)	(30,810)	(152,589)	(112,554)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(2,004,637)	(51,596)	(30,810)	(152,589)	(112,554)
Foreign currency translation adjustment	(486,587)	(7,752)	(22,403)	(40,515)	41,201

Total comprehensive loss for the period	(2,491,224)	(59,348)	(53,213)	(193,104)	(71,353)

Basic and diluted comprehensive loss per common share		(0.001)	(0.001)	(0.002)	(0.001)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2013	For the three month period ended 31 March 2013	For the three month period ended 31 March 2012	For the nine month period ended 31 March 2013	For the nine month period ended 31 March 2012
Cash flows used in operating activities	$	$	$	$	$
Net loss for the period	(2,004,637)	(51,596)	(30,810)	(152,589)	(112,554)
Adjustments to reconcile net loss to cash used by operating activities

Amortization
	6,875	14	114	184	339
Write-down of intangible assets
	1,278	-	-	-	-
Write-off of equipment
	823	-	-	823	-
Changes in operating assets and liabilities
(Increase) decrease in amounts receivable
	(2,109)	3,186	4,240	775	1,813
Increase in prepaid expenses
	-	-	876	-	(500)
Decrease in accounts payable and accrued liabilities
	(40,417)	(184)	(5,805)	(12,252)	(12,467)
	(2,038,187)	(48,580)	(31,385)	(163,059)	(123,369)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-	-
	28,035	-	-	-	-

Cash flows from financing activities
Common shares issued for cash	234,497	-	-	-	-
Increase in due to related parties	2,275,366	63,462	57,219	214,126	86,958
	2,509,863	63,462	57,219	214,126	86,958

Effect of exchange rate changes on cash	(486,587)	(7,752)	(22,403)	(40,515)	41,201

Increase in cash and cash equivalents	13,124	7,130	3,431	10,552	4,790
Cash and cash equivalents, beginning of period	-	5,994	10,034	2,572	8,675

Cash and cash equivalents, end of period	13,124	13,124	13,465	13,124	13,465

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period
	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment
	-	-	-	-	(6,536)	(6,536)
Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005
	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year
	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment
	-	-	-	-	(161)	(161)
Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006
	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006
	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year
	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment
	-	-	-	-	(16,222)	(16,222)
Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period
	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment
	-	-	-	-	(105,436)	(105,436)
Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year
	-	-	-	62,296	-	62,296
Cumulative translation adjustment
	-	-	-	-	(166,483)	(166,483)
Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year
	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment
	-	-	-	-	219,034	219,034
Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year
	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment
	-	-	-	-	(78,521)	(78,521)
Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year
	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment
	-	-	-	-	(357,962)	(357,962)
Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year
	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment
	-	-	-	-	66,215	66,215
Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the period
	-	-	-	(152,589)	-	(152,589)
Cumulative translation adjustment
	-	-	-	-	(40,515)	(40,515)
Balance at 31 March 2013	111,553,740	111,554	106,707	(2,004,637)	(486,587)	(2,272,963)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

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

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, " Development Stage Entities". The Company is devoting all of its present efforts to securing and establishing a new business and its current planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

The Company's interim consolidated financial statements as at 31 March 2013 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $152,589 for the nine month period ended 31 March 2013 (31 March 2012 - $112,554, cumulative - $2,004,637) and has working capital of $10,459 at 31 March 2013 (30 June 2012 - working capital deficit of $11,570).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the next 12 month period. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 March 2013, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 March 2013

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

Foreign currency translation

The functional currency of each of the Company's entities is measured using the currency of the primary economic environment in which that entity operates. The functional currency of Molecular Pharmacology (USA) Limited is U.S. dollars. The functional currency of MPLA is Australian dollars. The reporting currency of the Company is U.S. dollars.

On consolidation, MPLA's financial statements are translated into the presentation currency, being U.S. dollars, in accordance with ASC 830, " Foreign Currency Matters". Assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

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

Molecular Pharmacology (USA) Limited
 (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at 31 March 2013, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

3. Recent Accounting Pronouncements

In March 2013, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, "Foreign Currency Matters ". The amendments in this update resolve the diversity in practice about whether Subtopic 810-10, "Consolidation - Overall", or Subtopic 830-30, "Foreign Currency Matters - Translation of Financial Statements", applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU No. 2013-05 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted, and should be applied retrospectively to all prior periods presented. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-04, "Liabilities". This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU No. 2013-04 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, "Comprehensive Income". The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 will be effective prospectively for reporting periods beginning on or after 15 December 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In January 2013, FASB issued ASU No. 2013-01, "Balance Sheet". The amendments in this update clarify that the scope of ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," applies to derivatives accounted for in accordance with Topic 815, " Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 will be effective for fiscal years beginning on or after 1 January 2013 and interim periods within those annual periods, and to be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In July 2012, FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other". This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, " Intangibles - Goodwill and Other - General Intangibles Other than Goodwill". The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

performed for fiscal years beginning after 15 September 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

4. Equipment

		Accumulated amortization	Net Book Value
	Cost		As at 31 March 2013	As at 30 June 2012 (Audited)
	$	$	$	$

Office equipment	864	712	152	1,159

During the nine month period ended 31 March 2013, the total additions to equipment were $Nil (31 March 2012 - $Nil) and equipment with a carrying value of $823 was written off (31 March 2012 - $Nil).

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6. Due to Related Parties and Related Party Transactions

As at 31 March 2013, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2012 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2013, the amount due to related parties includes $11,208 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 - $22,846). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2013, the amount due to related parties includes $477 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 - $1,101). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2013, the amount due to related parties includes $8,570 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 - $7,741). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2013, the amount due to related parties includes $2,262,319 payable to PharmaNet (30 June 2012 - $2,036,760). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $25,804 (31 March 2012 - $35,999, cumulative - $888,400).

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting and/or administrative fees of $18,023 (31 March 2012 - $15,172, cumulative - $61,369) by the Company, which have been recorded in office and miscellaneous expense.

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $67,754 (31 March 2012 - $Nil, cumulative - $89,039) by the Company.

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (31 March 2012 - $33,260; cumulative - $41,928) by the Company.

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 March 2012 - $Nil; cumulative - $80,468) by the Company.

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 March 2012 - $Nil, cumulative - $4,481).

During the nine month period ended 31 March 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 March 2012 - $Nil; cumulative - $12,987) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:

	For the nine month period ended 31 March 2013	For the year ended 30 June 2012 (Audited)
	$	$

Opening balance, beginning of period	2,036,760	1,896,625
Funds transferred to the Company by PharmaNet	187,165	170,790
Expenses paid by PharmaNet on behalf of the Company	85	33,852
Foreign currency translation adjustment	38,309	(64,507)

Balances, end of period	2,262,319	2,036,760

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

The average amount due to PharmaNet for the nine month period ended 31 March 2013 was $2,137,272 (30 June 2012 - $1,816,134).

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

8. Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. These differences result from the following items:

	For the nine month period ended 31 March 2013	For the nine month period ended 31 March 2012
	$	$

Loss before income taxes	(152,589)	(112,554)

Federal income tax rates	34.0%	34.0%

Income tax recovery based on the above rates	(51,880)	(38,268)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates
	4,997	3,440
Change in valuation allowance
	54,509	26,490
Foreign exchange and other
	(7,626)	8,338

Income tax expense	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

The composition of the Company's deferred tax assets as at 31 March 2013 and 30 June 2012 are as follows:

	As at 31 March 2013	As at 30 June 2012 (Audited)
	$	$

Net income tax operating loss carryforward	2,279,606	2,101,601

Deferred tax assets	715,257	660,748
Less: Valuation allowance	(715,257)	(660,748)

Net deferred tax asset	-	-

The Company has non-capital loss carry-forwards of approximately $2,279,606 that may be available for tax purposes. The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	27,669
No expiry	1,495,222

2,279,606

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
31 March 2013

obtain all necessary regulatory approvals for the Licensed Products and incorporate the Licensed Products in the United States.

10. Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 March 2013	For the nine month period ended 31 March 2013	For the nine month period ended 31 March 2012
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

11. Segmented Information

Details on a geographic basis as at and for the nine month period ended 31 March 2013 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	17,611	-	17,611

Loss for the period	(124,920)	(27,669)	(152,589)

Details on a geographic basis as at and for the year ended 30 June 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	8,841	-	8,841

Loss for the year	(130,377)	(49,005)	(179,382)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2013

Details on a geographic basis as at and for the nine month period ended 31 March 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Assets	19,527	500	20,027

Loss for the period	(86,000)	(26,554)	(112,554)

12. Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1: classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2: classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3: classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

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
31 March 2013

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $22,651 lower ($22,651 higher).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2013 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various Good Manufacturing Practice (" GMP") certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices (or CGLPs), and current GMPs, enforced by the Food and Drug Administration ("FDA"). Molecular USA plans to continue MPLA's practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

Governmental Regulation

FDA Regulation . Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application, ("IND"), which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug's intended use; and approval by the FDA of a New Drug Application (" NDA").

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

Other Government Regulations . In addition to laws and regulations enforced by the FDA, research of Molecular USA's products in the United States are subject to regulation under National Institutes of Health guidelines, as well as under the Controlled Substances Act, the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as research and development of its products involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds.

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

Sarbanes-Oxley Act of 2002 . On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the " SEC") under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under the SOA, Molecular USA is required to:

  form an audit committee in compliance with the SOA;
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
  disclose any off-balance sheet transactions as required by the SOA;
  prohibit all personal loans to directors and officers;
  ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
  adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and
  ensure Molecular USA's auditor is independent as defined by the SOA.

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

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritize the path to market. Jeffery Edwards will work to set-out the strategies designed to maximize the multi-jurisdictional capabilities of MPLA's development teams.

Results of Operation

For the quarter ended March 31, 2013.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2013, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date of May 8, 2013, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $151,766 for the nine month period ended March 31, 2013. Expenses had increased during this past nine month period as compared to the nine month period ended March 31, 2012 - $112,554. A total of $2,288,785 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March 31, 2013. The increase in costs over this nine month period has occurred as the result of Molecular USA's wholly owned subsidiary increase in its consulting fees. The costs can be subdivided into the following categories:

  Office Expenses and Rent : $20,410 in office expenses (for administrative costs) were incurred for the nine month period ended March 31, 2013, as compared to $16,244 for the nine month period ended March 31, 2012, while a total of $238,943 was incurred in the period from inception on July 14, 2004 to March 31, 2013. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs : Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the nine month period ended March 31, 2013, $104,041 in consulting and analysis expenses were incurred as compared to $69,259 during the nine month period ended March 31, 2012. We have incurred a total of $1,394,182 in consulting and analyst fees since our inception on July 14, 2004 to March 31, 2013.
  Advertising and Promotion Fees : Molecular USA has spent no money in this area this year. During the nine month period ended March 31, 2013, we spent $Nil on advertising and public relations and $Nil for nine month period ended March 31, 2012. A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2013.
  Professional Fees : Molecular USA incurred $26,772 in professional fees for the nine month period ended on March 31, 2013, as compared to $26,712 for the nine month period ended March 31, 2012. From inception to March 31, 2013, we have incurred a total of $386,355 professional fees mainly spent on legal and accounting matters.
  Travel Costs : Molecular USA incurred $359 in travel costs for the nine month period ended March 31, 2013, as compared to $Nil for the nine month period ended March 31, 2012 and $111,693 has been incurred in the period from inception on July 14, 2004 to March 31, 2013.
  Salaries and Benefit Costs : Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the nine month period ended March 31, 2013 and $Nil in salaries and benefits during the nine month period ended March, 2012. For the period July 14, 2004 (inception) through March 31, 2013, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Income Tax Provision : We have losses carried forward for income tax purpose to March 31, 2013. There are no current or deferred tax expenses for the nine month period ended March 31, 2013, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the nine month period ended March 31, 2013, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As March 31, 2013, the Company had cash and cash equivalents on hand in the amount of $13,124 ($2,572 - June 30, 2012) and current payable and accrued liabilities of $7,000 ($19,252 - June 30, 2012). As March 31, 2013, Molecular USA currently owes its parent company PharmaNet, $2,262,319, an additional $21,255 to other related parties, and $7,000 to non-related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of March 31, 2013, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2013, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

In March 2013, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, "Foreign Currency Matters". The amendments in this update resolve the diversity in practice about whether Subtopic 810-10, "Consolidation - Overall", or Subtopic 830-30, "Foreign Currency Matters - Translation of Financial Statements", applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU No. 2013-05 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted, and should be applied retrospectively to all prior periods presented. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-04, "Liabilities". This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU No. 2013-04 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, "Comprehensive Income". The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 will be effective prospectively for reporting periods beginning on or after 15 December 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In January 2013, FASB issued ASU No. 2013-01, "Balance Sheet". The amendments in this update clarify that the scope of ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 will be effective for fiscal years beginning on or after 1 January 2013 and interim periods within those annual periods, and to be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In July 2012, FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other". This update presents an entity with the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill". The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

Management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer (" CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Changes in internal control over financial reporting

Based on the evaluation as of March 31, 2013, Jeffery Edwards, our President, CEO, and CFO has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

Not Applicable.

Use of Proceeds from Unregistered Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

No items to disclose.

Item 6. Exhibits.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our Form 10-SB Registration Statement filed on January 23, 2003)
3.2	Article of Amendment dated August 29, 2005
3.3	Bylaws as Amended (incorporated by reference to exhibit 3.2 to our Form 10-SB Registration Statement filed on January 23, 2003)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2013.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeffery Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors