Form 10-Q/A
period 2013-03-31
Molecular Pharmacology (USA) Ltd.
filed 2013-05-08
CIK 1191357

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

ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q-Amendment No. 1

Explanatory Note

We are filing this Amendment No. 1 ("Form 10-Q/A-1") to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on May 8, 2013 (the "Form 10-Q") in order to file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.  These XBRL documents did not attach properly to the Form 10-Q filing.

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