Form 10-K
period 2013-06-30
Molecular Pharmacology (USA) Ltd.
filed 2013-08-13
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2015
Estimated average burden hours per response: ……………1,998.78

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2013
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

i

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):
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

23,553,740 common shares @ $0.011(1) = $259,091.14
(1) Last close price on June 28, 2013

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

111,553,740 common shares issued and outstanding as of August 13, 2013.

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

On May 9, 2006, Molecular USA announced that it has acquired 100% of the issued and outstanding share capital of MPLA.  The transaction was originally announced by Molecular USA in a press release dated November 29, 2005, and was subsequently approved by a majority of the stockholders of the Corporation at a stockholders meeting held on April 21, 2005. As a result of the transaction, PharmaNet, the former parent corporation of MPLA, now controls approximately 79% of Molecular USA's issued and outstanding share capital. The transaction between the parties closed in escrow with an effective closing date of May 8, 2006. The business of MPLA is now the business of Molecular USA.

On July 19, 2013, Molecular USA announced its wholly-owned subsidiary, MPLA, executed an agreement with a New York-based company, Dermatology Development Corporation ("DDC") to develop and market a range of therapeutic, cosmetic and cosmecutical products based on the ThermaLIFE® product range and its active ingredient in the United States.

Under the terms of the agreement, DDC is contracted to drive business relationships with a number of third party entities to sell products predominantly in the dermatology and cosmetic fields in the United States in return for an establishment fee and royalties on the agreements executed as a result of DDC’s services, paid for a fixed period net of MPLA’s costs of sales. The engagement of DDC is limited to the provision of the services in the United States, and is for an initial one year period which may be extended by mutual agreement between MPLA and DDC.

Our Current Business

The acquisition of MPLA provided Molecular USA an immediate and solid international foundation which management believes will allow it to grow its business into all major geographical markets. The assets and resources of the Australian corporation and its existing teams and development programs has augmented Molecular USA’s plan to develop safe and effective pain and inflammation management products.

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

Patents & Trademarks

Molecular USA and its subsidiary MPLA, regard their intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to the success of their corporation. To protect their intellectual property rights, Molecular USA relies on a combination of patent, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which the combined corporation intends to offer its products. The steps taken by Molecular USA and MPLA to protect their intellectual property rights may not be adequate. Third parties may infringe or misappropriate the combined corporation's intellectual property rights or the combined corporations may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the combined corporations. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding these processes. Future patents may limit the combined corporation's ability to use processes covered by such patents or expose the combined corporation to claims of patent infringement or otherwise require the combined corporation to seek to obtain related licenses. Such licenses may not be available on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the combined corporation’s business.

To protect their intellectual property rights, MPLA relies on a combination of license and patent applications held by Cambridge Scientific, namely "Analgesic and Anti-Inflammatory Composition" comprising USA patent application in completion plus PCT Provisional Specification having the same name designated as Serial No. 11/059580. These patent applications embody all the current Analgesic and Anti-inflammatory assets. MPLA will also rely on the exclusive nature of its license, trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements as it may execute from time to time.

Management of Molecular USA and MPLA believes that MPLA's products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

Marketing

Molecular USA plans to market its Licensed Products, when approved, through existing pharmaceutical distributors and by collaborative dealings with major companies active in the United States and Europe.

In addition, Molecular USA plans to explore opportunities for direct sales, out-licensing and the integration of the Corporation’s proprietary anti-inflammatory and analgesic components in products already distributed through various international markets.

Molecular USA expects that these activities may even help fund the development costs of the Licensed Products in the United States.

On July 19, 2013, Molecular USA announced its wholly-owned subsidiary, MPLA, executed an agreement with a New York-based company, Dermatology Development Corporation ("DDC") to develop and market a range of therapeutic, cosmetic and cosmecutical products based on the ThermaLIFE® product range and its active ingredient in the United States.

Under the terms of the agreement, DDC is contracted to drive business relationships with a number of third party entities to sell products predominantly in the dermatology and cosmetic fields in the United States in return for an establishment fee and royalties on the agreements executed as a result of DDC’s services, paid for a fixed period net of MPLA’s costs of sales. The engagement of DDC is limited to the provision of the services in the United States, and is for an initial one year period which may be extended by mutual agreement between MPLA and DDC.

Manufacturing & Supply

Molecular USA and MPLA have no manufacturing facilities. MPLA is required to supply Molecular USA with all Licensed Products under the distribution and supply agreement entered into by the parties in October 2005. It is likely MPLA will enter into arrangements with various Good Manufacturing Practice ("GMP") certified formulation and manufacturers of the Licensed Products for clinical trial and sales purposes. These formulations and the manufacturing facilities must comply with regulations and current good laboratory practices ("CGLP"), and current GMPs, enforced by the Food and Drug Administration ("FDA"). Molecular USA plans to continue MPLA’s practice to outsource formulation and manufacturing for its clinical trials and potential commercialization after the acquisition of MPLA by Molecular USA.

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

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among other things, standards and regulations relating to direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

•         ensure Molecular USA’s chief executive officer and chief financial officer are required to certify its financial statements;

•        ensure Molecular USA’s directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA’s securities in the twelve month period following initial publication of any of Molecular USA’s financial statements that later require restatement;

•         disclose any off-balance sheet transactions as required by the SOA;

•         prohibit all personal loans to directors and officers;

•         ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

•         adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and

•         ensure Molecular USA’s auditor is independent as defined by the SOA.

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

Research & Development

In the year ended 2013, Molecular USA spent approximately $134,223 on research and development and $100,624 for the year ended 2012 through consultants.

Employees

In the year ended 2013, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

On commercial development, MPLA will focus on consolidating the regulatory pathway work in order to prioritize the path to market. Jeffrey Edwards will work to set-out the strategies designed to maximize the multi-jurisdictional capabilities of MPLA's development teams.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Molecular USA’s office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia.  This office space was provided free of charge during the year ended June 30, 2013, from a corporation controlled by an officer of PharmaNet.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Corporation, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended(1) (2)	High	Low
June 30, 2013	$0.02	$0.01
March 31, 2013	$0.014	$0.01
December 31, 2012	$0.015	$0.01
September 30, 2012	$0.0198	$0.0081
June 30, 2012	$0.043	$0.008
March 31, 2012	$0.017	$0.0011
December 31, 2011	$0.0013	$0.001
September 30, 2011	$0.01	$0.003
June 30, 2011	$0.006	$0.004
March 31, 2011	$0.013	$0.0138
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
(2)

Molecular USA was originally first quoted on the OTCBB on May 13, 2005 under the symbol "BHWV". Its symbol was changed to "MLPH" on August 29, 2005. On November 26, 2007, the stock was moved to the PinkSheet quotation system for failure to comply with NASD 6530. The shares of Molecular USA were eligible to be quoted once again on the OTCBB on November 26, 2008 on application request by a market maker of the common stock of Molecular USA.

Holders of Common Stock

As of July 31, 2013, there were 19 registered shareholders of Molecular USA’s common stock.

Dividends

Molecular USA has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. Molecular USA’s current policy is to retain any earnings in order to finance the expansion of its operations. Molecular USA’s board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR YEAR ENDING JUNE 30, 2013, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP").

2013 Activities and Developments

For the year ended June 30, 2013, our net loss was $209,900 ($0.002 per share). The loss per share was based on an average of 111,553,740 common shares outstanding. For the year ended June 30, 2012, our net loss was $179,382 ($0.002 per share). The loss per share was based on an average of 111,553,740 common shares outstanding. For the year ended June 30, 2011, our net loss was $121,860 ($0.001 per share). The loss per share was based on a weighted average of 111,553,740 common shares outstanding. For the period from inception on July 14, 2004 to June 30, 2013, Molecular USA has an accumulated net loss of $2,061,948. Molecular has working capital deficit of $9,512 at June 30, 2013 (June 30, 2012 – $11,570). As a result, our auditors have substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

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

Results of Operation

For the years ended June 30, 2013, June 30, 2012 and June 30, 2011 and for the period from July 14, 2004 (inception) through to June 30, 2013.

REVENUES

REVENUE – Molecular has net loss of $209,900 for the year ended June 30, 2013 (June 30, 2012 – $179,382; June 30, 2011 – $121,860; cumulative - $2,061,948) and $2,061,948 for the period from inception to June 30, 2013. To date, we have generated no revenue from our business operations.

LOANS – As of June 30, 2013, PharmaNet has loaned Molecular USA a total of $2,007,468 for working capital (June 30, 2012 - $2,036,760). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK – Net cash provided by financing activities during the year ended June 30, 2013 was $Nil (June 30, 2012 - $Nil).

EXPENSES

SUMMARY – Total expenses were $209,077 for the year ended June 30, 2013. Total expenses were $179,382 for the year ended June 30, 2012 and total expenses were $121,860 for the year ended June 30, 2011. Expenses have increased in the year ended June 30, 2013, by $29,695. A total of $2,346,096 in expenses has been incurred by Molecular USA since inception on July 14, 2004, through to June 30, 2013.  The increase in costs over the past year has occurred as the result of an increase in consulting fees over the year. The costs can be subdivided into the following categories.

  Rent Expenses: Molecular USA incurred $Nil in rent expenses for the years ended June 30, 2013, June 30, 2012 and  June 30, 2011, while a total of $27,759 was incurred in the period from inception on July 14, 2004 to June 30, 2013.

  Consulting Expenses: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the year ended June 30, 2013, a total of $134,223 in consulting expenses was incurred as compared to $100,624 for the year ended June 30, 2012 and $52,690 for the year ended June 30, 2011. We have incurred a total of $1,424,364 in the period from inception on July 14, 2004 to June 30, 2013.

  Analysis Costs: Molecular USA incurred $Nil in analysis costs for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 while a total of $33,947 was incurred in the period from inception on July 14, 2004 to June 30, 2013.

  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area. During the years ended June 30, 2013, June 30, 2012 and June 30, 2011, we spent $Nil on advertising and promotional fees. We have incurred a total of $23,739 in the period from inception on July 14, 2004 to June 30, 2013.

  Professional Fees: Molecular USA incurred $45,954 in professional fees for the year ended June 30, 2013, as compared to $48,607 for the year ended June 30, 2012 and $42,142 for the year ended June 30, 2011. From inception to June 30, 2013, we have incurred a total of $405,537 in professional fees mainly spent on legal and accounting matters.

  Public Relations: Molecular USA incurred $Nil for the years ended June 30, 2013, June 30, 2012 and June 30, 2011, while a total of $3,656 was incurred in the period from inception on July 14, 2004 to June 30, 2013.

  Travel Costs: Molecular USA incurred $376 in travel costs for the year ended on June 30, 2013 as compared to $7,085 in travel costs for the year ended June 30, 2012 and $Nil for the year ended June 30, 2011. We have incurred a total of $111,710 in the period from inception on July 14, 2004 to June 30, 2013.

  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the years ended June 30, 2013, June 30, 2012 and June 30, 2011. For the period July 14, 2004 (inception) through June 30, 2013, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2013.  There are no current or deferred tax expenses for the year ended June 30, 2013, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the year ended June 30, 2013, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of June 30, 2013, the Company had cash and cash equivalents on hand in the amount of $7,046 (June 30, 2012 - $2,572) and current payable and accrued liabilities of $21,628 (June 30, 2012 - $19,252).  As of June 30, 2013, Molecular USA currently owes its parent company PharmaNet, $2,007,468 and an additional $37,033 to other related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of June 30, 2013, we have had no off-balance sheet arrangements.

Research and Development

Since the acquisition of MPLA, Molecular USA has adopted MPLA’s research and development program to:

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

On April 19, 2006, Molecular USA announced the filing of a new patent, Tissue Disruption Treatment and Composition for Use (US Patent number 11218382). The patent describes a proprietary process for the manufacture of topical biological secondary injury mediators (B-SIMs) that should have local, rather than systemic, effects and may be significantly less expensive to manufacture than conventional B-SIMs. MPLA is developing its B-SIMs to stop the tissue disruption that occurs after injury by suppressing the body’s reactions, such as inflammation and damage/death of otherwise uninjured cells that are triggered in response to primary injury.

The first conditions targeted by MPLA will be the musculoskeletal injuries.  The use of a B-SIM in these markets represents a new approach to one of the world’s largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures. MPLA’s proprietary, industrially scalable peptide-ligand bond exchange ("PLBE") B-SIMs manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific Pty. Ltd.; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures during the year ended June 30, 2013, amounted to $Nil ($Nil for the years ended June 30, 2012 and June 30, 2011). Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Strategic Acquisitions

On November 25, 2005, Molecular USA entered into a share purchase agreement dated November 25, 2005 with PharmaNet to acquire 100% of the issued and outstanding shares of MPLA. Molecular USA issued a total of 88,000,000 shares of its common stock to PharmaNet the parent corporation of MPLA. Accordingly, PharmaNet controls approximately 79% of Molecular USA’s issued and outstanding shares of common stock.

Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by the Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the year ended June 30, 2013 are as follows:

In April 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting". These amendments require an entity to prepare its financial statements using the liquidity basis of accounting ("LBA") when liquidation is imminent. Among the requirements of LBA financial statements is that they (a) present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; (b) include in its presentation of assets any items not previously recognized under U.S. GAAP but that is expected to sell in liquidation or use in settling liabilities; (c) recognize and measure an entity’s liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities; and (d) disclose and entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption is not expected to have an impact on the Company’s consolidated financial statements in its present condition.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity". These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The amendments are effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date". These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. These amendments shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income".  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm dated August 9, 2013.

Consolidated Balance Sheets as at June 30, 2013 and June 30, 2012.

Consolidated Statements of Operations for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 and for the period from the date of inception on July 14, 2004 to June 30, 2013.

Consolidated Statements of Cash Flows for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 and for the period from the date of inception on July 14, 2004 to June 30, 2013.

Consolidated Statements of Changes in Stockholders' Deficiency for the years ended June 30, 2013, June 30, 2012 and June 30, 2011 and for the period from the date of inception on July 14, 2004 to June 30, 2013.

Notes to Consolidated Financial Statements.

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders' of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Molecular Pharmacology (USA) Limited (A Development Stage Company) (the "Company") as at 30 June 2013 and 2012 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 30 June 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 June 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended 30 June 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

9 August 2013

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 June 2013	As at 30 June 2012
	$	$

Assets

Current
Cash and cash equivalents	7,046	2,572
Amounts receivable	5,070	5,110

	12,116	7,682

Equipment (Note 5)	140	1,159

	12,256	8,841
Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	21,628	19,252

Due to related parties (Note 7)	2,044,501	2,069,448

	2,066,129	2,088,700

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2013 – 111,553,740 common shares, par value $0.001
30 June 2012 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(210,186)	(446,072)
Deficit, accumulated during the development stage	(2,061,948)	(1,852,048)

	(2,053,873)	(2,079,859)

	12,256	8,841

Nature and Continuance of Operations (Note 1) and Subsequent Event (Note 14)

On behalf of the Board:

/s/ Jeffrey Edwards                                          Director

Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2013 (Unaudited)	For the year ended 30 June 2013	For the year ended 30 June 2012	For the year ended 30 June 2011
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-
Amortization (Note 5)	6,887	196	449	589
Analysis	33,947	-	-	-
Consulting (Note 7)	1,424,364	134,223	100,624	52,690
Office and miscellaneous (Note 7)	246,861	28,328	22,617	24,761
Professional fees	405,537	45,954	48,607	42,142
Public relations	3,656	-	-	-
Rent (Note 7)	27,759	-	-	-
Salaries and benefits	44,464	-	-	-
Transfer agent and filing fees	17,172	-	-	1,678
Travel	111,710	376	7,085	-

Net loss before other items	(2,346,096)	(209,077)	(179,382)	(121,860)

Other items
Export market development grants	69,629	-	-	-
Write-off of equipment (Note 5)	(823)	(823)	-	-
Interest income	2,322	-	-	-
Research and development tax refund	213,020	-	-	-

Net loss for the period	(2,061,948)	(209,900)	(179,382)	(121,860)

Basic and diluted loss per common share		(0.002)	(0.002)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(2,061,948)	(209,900)	(179,382)	(121,860)
Foreign currency translation adjustment	(210,186)	235,886	66,215	(357,962)

Total comprehensive income (loss) for the period	(2,272,134)	25,986	(113,167)	(479,822)

Basic and diluted comprehensive income (loss) per common share		0.000	(0.001)	(0.004)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2013 (Unaudited)	For the year ended 30 June 2013	For the year ended 30 June 2012	For the year ended 30 June 2011
	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(2,061,948)	(209,900)	(179,382)	(121,860)
Adjustments to reconcile net loss to cash used by operating activities
Amortization	6,887	196	449	589
Write-down of intangible assets	1,278	-	-	-
Write-off of equipment (Note 5)	823	823	-	-
Changes in operating assets and liabilities
Increase (decrease) in amounts receivable	(2,844)	40	1,496	(5,126)
Decrease (increase) in accounts payable and accrued liabilities	(25,789)	2,376	(800)	(759)

	(2,081,593)	(206,465)	(178,237)	(127,156)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-

	28,035	-	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-	-
Increase (decrease) in due to related parties	2,036,293	(24,947)	105,919	485,818

	2,270,790	(24,947)	105,919	485,818

Effect of exchange rate changes on cash	(210,186)	235,886	66,215	(357,962)

Increase (decrease) in cash and cash equivalents	7,046	4,474	(6,103)	700

Cash and cash equivalents, beginning of period	-	2,572	8,675	7,975

Cash and cash equivalents, end of period	7,046	7,046	2,572	8,675

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders’ deficiency
		$	$	$	$	$

Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004 (unaudited)	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash – January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005 (unaudited)	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited – Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares – July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006 (unaudited)	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007 (unaudited)	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008 (unaudited)	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009 (unaudited)	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010 (unaudited)	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment	-	-	-	-	66,215	66,215

Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the year	-	-	-	(209,900)	-	(209,900)
Cumulative translation adjustment	-	-	-	-	235,886	235,886

Balance at 30 June 2013	111,553,740	111,554	106,707	(2,061,948)	(210,186)	(2,053,873)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

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

On 13 October 2005, the Company acquired the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain "Licensed Products" through Molecular Pharmacology Pty. Ltd. (formerly Molecular Pharmacology Limited) ("MPLA") (Note 10).  MPLA was incorporated under the laws of Australia and converted to a proprietary company on 29 October 2009.  MPLA is a wholly owned subsidiary company of PharmaNet Group Limited ("PharmaNet"), an Australian company listed on the Australian Stock Exchange.

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

The Company’s consolidated financial statements as at 30 June 2013 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $209,900 for the year ended 30 June 2013 (30 June 2012 – $179,382; 30 June 2011 - $121,860; cumulative - $2,061,948) and has working capital deficit of $9,512 at 30 June 2013 (30 June 2012 – $11,570).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended 30 June 2014.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2013, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

30 June 2013

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.  As at 30 June 2013, the Company had no outstanding stock options or warrants.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 30 June 2013, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

3.         Changes in Accounting Policies

Effective 1 July 2012, the Company retroactively adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income".  This ASU effectively defers the changes in ASU No. 2011-05, "Presentation of Comprehensive Income", issued in June 2011, that relates to the presentation of reclassification adjustments out of accumulated other comprehensive income. As ASU No. 2011-12 relates only to the presentation of comprehensive income, the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Effective 1 July 2012, the Company retroactively adopted ASU No. 2011-05, "Presentation of Comprehensive Income".  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ deficiency.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU No. 2011-05 relates only to the presentation of comprehensive income, the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

Effective 1 July 2012, the Company retroactively adopted ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

4.         Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by FASB. The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the year ended 30 June 2013 are as follows:

In April 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting". These amendments require an entity to prepare its financial statements using the liquidity basis of accounting ("LBA") when liquidation is imminent. Among the requirements of LBA financial statements is that they (a) present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; (b) include in its presentation of assets any items not previously recognized under U.S. GAAP but that is expected to sell in liquidation or use in settling liabilities; (c) recognize and measure an entity’s liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities; and (d) disclose and entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after 15 December 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption is not expected to have an impact on the Company’s consolidated financial statements in its present condition.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity". These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The amendments are effective for fiscal years and interim reporting periods within those years, beginning after 15 December 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date". These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after 15 December 2013. These amendments shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income".  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after 15 December 2013. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

5.         Equipment

			Net Book Value
	Cost	Accumulated amortization	As at 30 June 2013	As at 30 June 2012
	$	$	$	$

Office equipment	864	724	140	1,159

During the year ended 30 June 2013, the total additions to equipment were $Nil (30 June 2012 – $Nil) and equipment with a carrying value of $823 was written off (30 June 2012 - $Nil).

6.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

7.          Due to Related Parties and Related Party Transactions

As at 30 June 2013, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2012 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2013, the amount due to related parties includes $18,009 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 – $22,846).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2013, the amount due to related parties includes $2,772 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 – $1,101).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2013, the amount due to related parties includes $15,252 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2012 - $7,741).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2013, the amount due to related parties includes $2,007,468 payable to PharmaNet (30 June 2012 – $2,036,760).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $33,582 (30 June 2012 – $46,316, 30 June 2011 - $43,786, cumulative - $896,178).

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued administrative fees of $24,948 (30 June 2012 – $20,449, 30 June 2011 - $22,897, cumulative - $68,294) by the Company, which have been recorded in office and miscellaneous expense.

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $90,376 (30 June 2012 - $21,285, 30 June 2011 - $Nil, cumulative - $111,661) by the Company.

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 June 2012 – $33,024, 30 June 2011 - $8,904, cumulative – $41,928) by the Company.

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2012 – $Nil, 30 June 2011 - $Nil, cumulative – $80,468) by the Company.

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 June 2012 – $Nil, 30 June 2011 - $Nil, cumulative – $12,987) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2012 - $Nil, 30 June 2011 – $Nil, cumulative – $4,481) by the Company.

During the year ended 30 June 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $8,473 (30 June 2012 - $Nil, 30 June 2011 - $Nil, Cumulative - $8,473) by the Company.

Transactions comprising the amount due to PharmaNet for the years ended 30 June 2013 and 2012 are as follows:

	2013	2012
	$	$

Opening balance, beginning of year	2,036,760	1,896,625
Funds transferred to the Company by PharmaNet	204,583	170,790
Expenses paid by PharmaNet on behalf of the Company	1,004	33,852
Foreign currency translation adjustment	(234,879)	(64,507)

Balances, end of year	2,007,468	2,036,760

The weighted average amount due to PharmaNet for the year ended 30 June 2013 was $2,160,632 (30 June 2012 - $1,816,134, 30 June 2011 - $1,660,885).

8.          Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

9.          Segmented Information

Details on a geographic basis as at and for the years ended 30 June 2013, 2012 and 2011 are as follows:

		Australia	U.S.A.	Total
		$	$	$

2013	Current assets	12,116	-	12,116
	Long-term assets	140	-	140
	Loss for the year	(162,485)	(47,415)	(209,900)

2012	Current assets	7,682	-	7,682
	Long-term assets	1,159	-	1,159
	Loss for the year	(130,377)	(49,005)	(179,382)

2011	Current assets	15,281	-	15,281
	Long-term assets	1,608	-	1,608
	Loss for the year	(78,024)	(43,836)	(121,860)

10.       Distribution Agreement

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

11.       Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  During the years ended 30 June 2013, 2012 and 2011, these differences result from the following items:

	2013	2012	2011
	$	$	$

Loss before income taxes	(209,900)	(179,382)	(121,860)

Federal income tax rates	35.0%	34.0%	34.0%

Income tax recovery based on the above rates	(73,465)	(60,990)	(41,432)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	8,124	5,215	3,121
Change in tax rates	(7,567)	-	-
Change in valuation allowance	17,041	39,496	99,383
Foreign exchange and other	55,867	16,279	(61,072)

Income tax expense	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2013 and 2012 are as follows:

	2013	2012
	$	$

Net income tax operating loss carry-forward	2,125,274	2,101,601

Deferred tax assets	677,789	660,748
Less: Valuation allowance	(677,789)	(660,748)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

The Company has non-capital loss carry-forwards of approximately $2,125,274 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	47,415
No expiry	1,321,144

2,125,274

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

12.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2013 (Unaudited)	For the year ended 30 June 2013	For the year ended 30 June 2012	For the year ended 30 June 2011
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

13.       Financial Instruments

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $20,314 lower ($20,314 higher).

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 June 2013

Interest Rate Risk

The Company has non-interest paying cash balances and no interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest risk arising from these financial instruments.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities.  The Company is reliant upon PharmaNet as its sole source of cash.  The Company has received financing from PharmaNet in the past; however, there is no assurance that it will be able to do so in the future.

14.       Subsequent Event

On 19 July 2013, the Company executed an agreement with a New York-based company, Dermatology Development Corporation to develop and market a range of therapeutic, cosmetic and cosmecutical products based on the ThermaLIFE® product range and its active ingredient in the United States.

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

Management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO")  and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Corporation’s CEO and CFO have concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2013.

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

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of Management and the Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. Management's assessment took into consideration the size and complexity of the corporation and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Changes in internal control over financial reporting

Based on the evaluation as of June 30, 2013, Jeffrey Edwards, our President, CEO and CFO have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T). Controls and Procedures

See Item 9A - Controls and Procedures above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of August 13, 2013 and June 30, 2013. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey Edwards	62	President, Chief Executive Officer, Chief Financial Officer and Director	October 28, 2005

Mr. Jeffrey Edwards. Mr. Edwards has over twenty years of experience in managing new technological innovations in the medical device and pharmaceutical industry. From 2004 to 2008, Mr. Edwards was a director of Global Energy Medicine Pty Ltd, a private therapeutic device corporation. From 2002 to 2005, Mr. Edwards, as president and a shareholder of International Scientific Pty Ltd., managed a variety of medical and technology projects. In 2002 and 2003, Mr. Edwards was actively involved with Colltech Australia Limited ("Colltech"), a corporation involved in the production and sale of collagen. Colltech is listed on the Australian Stock Exchange ("CAU"). From its inception in 1995 to 2001, Mr. Edwards was the executive director of Genesis Biomedical Limited ("Genesis"), a pharmaceuticals and biotechnology listed on the Australian Stock Exchange ("GBL"). While at Genesis, Mr. Edwards was responsible for all medical and clinical activities of the corporation as well as all day to day management of staff and corporate activities. Mr. Edwards currently serves as a director of OBJ Limited, a drug delivery corporation listed on the Australian Stock Exchange ("OBJ") (2005). He also holds the office of Chief Operations Officer of Molecular Pharmacology Limited, a wholly owned subsidiary of Molecular USA.

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

•         was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•         as found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

We do not have a member on our Board of Directors that has been designated as an audit committee "financial expert." We do not believe that the addition of such an expert would add anything meaningful to the Corporation at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors we would probably need to acquire directors’ errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

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

Audit Committee

Molecular USA has a designated audit committee consisting of solely of Mr. Edwards. Mr. Edwards does not meet the independent requirements for an audit committee member. Molecular USA’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Molecular USA has adopted an audit committee charter.

Disclosure Committee and Charter

Molecular USA has a disclosure committee and disclosure committee charter. Molecular USA’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the CEO and CFO in fulfilling their responsibilities regarding the identification and disclosure of material information about Molecular USA and the accuracy, completeness and timeliness of Molecular USA’s financial reports.

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

To the best of our knowledge, during the fiscal year ended June 30, 2013, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Code of Ethics

Molecular USA has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Molecular USA’s adopted code of ethics is attached to this annual report. Molecular USA undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Molecular USA at 011-61-8-9443-3011 to request a copy of Molecular USA’s code of ethics. Management believes Molecular USA’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and CEO during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John Palermo, Corporate Secretary of PharmaNet(1)	2013	Nil	Nil	Nil	Nil	Nil	Nil	$157,374	$157,374
	2012	Nil	Nil	Nil	Nil	Nil	Nil	$121,074	$121,074
	2011	Nil	Nil	Nil	Nil	Nil	Nil	$75,587	$75,587
Jeffrey Edwards, President, CEO, CFO and Director(2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)

Mr. John Palermo is the Corporate Secretary of PharmaNet.  He is not a director nor an officer of Molecular USA.  Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011.  Mr. Palermo or entities controlled by him also were paid or accrued consulting fees and administration fees of $157,374 during the fiscal year ended June 30, 2013.

(2)	Mr. Jeffrey Edwards was appointed to the office of President and Chief Executive Officer of Molecular USA on July 20, 2006.

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

Stock Options/SAR Grants

During the fiscal years ended June 30, 2013 and June 30, 2012, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal years ended June 30, 2013 or June 30, 2012, and there were no stock options or stock appreciation rights outstanding on June 30, 2013 or June 30, 2012.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the year ended June 30, 2013 or since our inception. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Corporation other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at August 13, 2013, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Pharmanet Group Limited Level 1 284 Oxford Street Leederville, Western Australia 6007	78.89%	78.89%
Jeffrey Edwards 10 Koeppe Road, Claremont Perth, Australia 6010	0	0%
Directors and Executive Officers as a Group	0	0%
Notes:
(1)

Based on 111,553,740 shares of common stock issued and outstanding as of August 13, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of the Corporation’s securities which may cause a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

As at June 30, 2013, we owe $1,000 to Jeffrey Edwards, a director and officer of Molecular USA, for monies advanced by him to us (June 30, 2012 - $1,000).  The advances do not carry an interest rate, are unsecured and are due on demand.

As at June 30, 2013, the amount due to related parties include $18,009 to a corporation owned by a director of Molecular USA or an officer of PharmaNet  (June 30, 2012 - $22,846).

As at June 30, 2013, the amount due to related parties includes $2,772 payable to a corporation owned by a director of  Molecular USA or an officer of PharmaNet (June 30, 2012 – $1,101). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2013, the amount due to related parties includes $15,252 payable to a corporation owned by a director of Molecular USA or an officer of PharmaNet (June 30, 2012 - $7,741). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2013, we owed $2,007,468 to PharmaNet for loans advanced to us (June 30, 2012 - $2,036,760).  PharmaNet owns approximately 78.89% of the common stock of Molecular USA.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the fiscal year ended June 30, 2013, a director of the Corporation or an officer of PharmaNet and their controlled entities were paid or accrued consulting fees of $33,582 (June 30, 2012 - $46,316; June 30, 2011 - $43,786; cumulative - $896,178) by the Corporation.

During the year ended June 30, 2013, a director of the Corporation or an officer of PharmaNet, and their controlled entities were paid or accrued administration fees of $24,948 (June 30, 2012 - $20,449; June 30, 2011 - $22,897; cumulative - $68,186) by the Corporation.

During the year ended June 30, 2013, a director of the Corporation or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $90,376 (June 30, 2012 - $21,285; June 30, 2011 - $Nil; cumulative - $111,658) by the Corporation.

During the year ended June 30, 2013, a director of the Corporation or an officer of PharmaNet and their controlled entities were paid or accrued consulting fees of $Nil (June 30, 2012 - $33,024; June 30, 2011 - $8,904; cumulative - $41,928) by the Corporation.

During the year ended June 30, 2013, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (June 30, 2012 - $Nil; June 30, 2011 – $Nil; cumulative – $80,468) by the Corporation.

During the year ended June 30, 2013, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (June 30, 2012 - $Nil; June 30, 2011 – $Nil; cumulative – $4,481) by the Corporation.

During the fiscal year ended June 30, 2013, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (June 30, 2012 - $Nil; June 30, 2011 - $Nil; cumulative - $12,987).

During the year ended June 30, 2013, a director of Molecular USA or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $8,473 (June 30, 2012 - $Nil, June 30, 2011 - $Nil, Cumulative - $8,473).

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

Item 14. Principal Accounting Fees and Services

Fees and Services

Our principal accountant, James Stafford, Chartered Accountants billed an aggregate of $20,983 for the fiscal year ended June 30, 2013 and for professional services rendered for the audit of the Corporation’s annual consolidated financial statements and review of the consolidated financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years ended June 30, 2013 and June 30, 2012 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2013	Fiscal year ended June 30, 2012

Audit fees*	$20,983	$22,753
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$20,983	$22,753

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number and Exhibit Title

2.1	Share Purchase Agreement dated November 25, 2005 to acquire Molecular Pharmacology Limited (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB Registration Statement, filed January 23, 2003)
3.2	Certificate of Amendment to Articles of Incorporation, dated July 15, 2002 (incorporated by reference from our Form 10-SB, filed January 23, 2003)
3.3	Certificate of Amendment to Articles of Incorporation, dated August 29, 2005
3.4	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed May 2002
14.1	Code of Ethics (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
21	Subsidiaries of Molecular USA (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Disclosure Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)
99.2	Audit Committee Charter (incorporated by reference from our Form 10-KSB Registration Statement, filed January 31, 2006)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR PHARMACOLOGY (USA) LIMITED

BY:	/s/ Jeffery D. Edwards
Jeffery D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	August 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Jeffery D. Edwards
Jeffery D. Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	August 13, 2013