Form 10-Q
period 2013-12-31
Molecular Pharmacology (USA) Ltd.
filed 2014-02-11
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: .......187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
or
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
111,553,740 common shares issued and outstanding as of February 11, 2014.

ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

December 31, 2013

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements.

The information in this report for the six months ended December 31, 2013, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2013, in the Form 10-K filed with the Securities and Exchange Commission ("SEC") on August 13, 2013.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2013	As at 30 June 2013 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	4,997	7,046
Amounts receivable	4,465	5,070

	9,462	12,116

Equipment (Note 5)	118	140

	9,580	12,256

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	20,482	21,628

Due to related parties (Note 7)	2,051,979	2,044,501

	2,072,461	2,066,129

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 December 2013 – 111,553,740 common shares, par value $0.001
30 June 2013 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(155,867)	(210,186)
Deficit, accumulated during the development stage	(2,125,275)	(2,061,948)

	(2,062,881)	(2,053,873)

	9,580	12,256

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Jeffrey Edwards                                    Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 December 2013	For the three month period ended 31 December 2013	For the three month period ended 31 December 2012	For the six month period ended 31 December 2013	For the six month period ended 31 December 2012
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 5)	6,909	11	84	22	170
Analysis	33,947	-	-	-	-
Consulting (Note 7)	1,447,831	8,182	30,638	23,467	64,118
Office and miscellaneous (Note 7)	262,031	5,050	6,786	15,170	15,780
Professional fees	426,581	7,347	10,566	21,044	19,743
Public relations	3,656	-	-	-	-
Rent (Note 7)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	20,796	1,964	-	3,624	-
Travel	111,710	-	-	-	359

Net loss before other items	(2,409,423)	(22,554)	(48,074)	(63,327)	(100,170)

Other items
Export market development grants	69,629	-	-	-	-
Write-off of equipment	(823)	-	(823)	-	(823)
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(2,125,275)	(22,554)	(48,897)	(63,327)	(100,993)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(2,125,275)	(22,554)	(48,897)	(63,327)	(100,993)
Foreign currency translation adjustment	(155,867)	93,600	(1,829)	54,319	(32,763)

Total comprehensive income (loss) for the period	(2,281,142)	71,046	(50,726)	(9,008)	(133,756)

Basic and diluted comprehensive income (loss) per common share		0.001	(0.001)	(0.001)	(0.001)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 December 2013	For the three month period ended 31 December 2013	For the three month period ended 31 December 2012	For the six month period ended 31 December 2013	For the six month period ended 31 December 2012
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(2,125,275)	(22,554)	(48,897)	(63,327)	(100,993)
Adjustments to reconcile net loss to cash used by operating activities
Amortization	6,909	11	84	22	170
Write-down of intangible assets	1,278	-	-	-	-
Write-off of equipment	823	-	823	-	823
Changes in operating assets and liabilities
Decrease (increase) in amounts receivable	(2,239)	958	(673)	605	(2,411)
Decrease in accounts payable and accrued liabilities	(26,935)	(13,918)	(11,116)	(1,146)	(12,068)
	(2,145,439)	(35,503)	(59,779)	(63,846)	(114,479)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-	-
	28,035	-	-	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-	-	-
Increase (decrease) in due to related parties	2,043,771	(60,250)	56,159	7,478	150,664
	2,278,268	(60,250)	56,159	7,478	150,664

Effect of exchange rate changes on cash	(155,867)	93,600	(1,829)	54,319	(32,763)

Increase (decrease) in cash and cash equivalents	4,997	(2,153)	(5,449)	(2,049)	3,422

Cash and cash equivalents, beginning of period	-	7,150	11,443	7,046	2,572

Cash and cash equivalents, end of period	4,997	4,997	5,994	4,997	5,994

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period
	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment
	-	-	-	-	(6,536)	(6,536)
Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005
	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year
	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment
	-	-	-	-	(161)	(161)
Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006
	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006
	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year
	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment
	-	-	-	-	(16,222)	(16,222)
Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period
	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment
	-	-	-	-	(105,436)	(105,436)
Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year
	-	-	-	62,296	-	62,296
Cumulative translation adjustment
	-	-	-	-	(166,483)	(166,483)
Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year
	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment
	-	-	-	-	219,034	219,034
Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year
	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment
	-	-	-	-	(78,521)	(78,521)
Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year
	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment
	-	-	-	-	(357,962)	(357,962)
Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year
	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment
	-	-	-	-	66,215	66,215
Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the year
	-	-	-	(209,900)	-	(209,900)
Cumulative translation adjustment
	-	-	-	-	(235,886)	(235,886)
Balance at 30 June 2013	111,553,740	111,554	106,707	(2,061,948)	(210,186)	(2,053,873)
Net loss for the period
	-	-	-	(63,327)	-	(63,327)
Cumulative translation adjustment
	-	-	-	-	54,319	54,319
Balance at 31 December 2013	111,553,740	111,554	106,707	(2,125,275)	(155,867)	(2,062,881)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

The Company’s interim consolidated financial statements as at 31 December 2013 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $63,327 for the six month period ended 31 December 2013 (31 December 2012 – $100,993; cumulative - $2,125,275) and has working capital deficit of $11,020 at 31 December 2013 (30 June 2013 – $9,512).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next twelve month period from the date of these interim consolidated financial statements.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2013, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 December 2013

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
31 December 2013

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As at 31 December 2013, the Company had no outstanding stock options or warrants.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 31 December 2013, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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
31 December 2013

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

4.      Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by FASB. The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the six month period ended 31 December 2013 are as follows:

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

5.      Equipment

			Net Book Value
	Cost	Accumulated amortization	As at 31 December 2013	As at 30 June 2013 (Audited)
	$	$	$	$

Office equipment	864	746	118	140

During the six month period ended 31 December 2013, the total additions to equipment were $Nil (31 December 2012 – $Nil).

6.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.      Due to Related Parties and Related Party Transactions

As at 31 December 2013, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2013 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

As at 31 December 2013, the amount due to related parties includes $34,533 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 – $18,009).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2013, the amount due to related parties includes $4,885 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 – $2,772).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2013, the amount due to related parties includes $7,427 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 - $15,252).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 December 2013, the amount due to related parties includes $2,004,134 payable to PharmaNet (30 June 2013 – $2,007,468).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $16,494 (31 December 2012 – $18,015, cumulative - $912,673).

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued administrative fees of $14,249 (31 December 2012 – $13,558, cumulative - $82,543) by the Company, which have been recorded in office and miscellaneous expense.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $6,973 (31 December 2012 - $44,285, cumulative - $118,634) by the Company.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (31 December 2012 – $Nil, cumulative – $41,928) by the Company.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 December 2012 – $Nil, cumulative – $80,468) by the Company.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 December 2012 – $Nil, cumulative – $12,987) by the Company.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 December 2012 - $Nil, cumulative – $4,481) by the Company.

During the six months period ended 31 December 2013, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (31 December 2012 - $Nil, cumulative - $8,473) by the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

Transactions comprising the amount due to PharmaNet are as follows:

	For the six month period ended 31 December 2013	For the year ended 30 June 2013 (Audited)
	$	$

Opening balance, beginning of period	2,007,468	2,036,760
Funds transferred to the Company by PharmaNet	49,752	204,583
Expenses paid by PharmaNet on behalf of the Company	357	1,004
Foreign currency translation adjustment	(53,443)	(234,879)

Balance, end of period	2,004,134	2,007,468

The weighted average amount due to PharmaNet for the six month period ended 31 December 2013 was $2,033,690 (30 June 2013 - $2,160,632).

8.      Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

9.      Segmented Information

Details on a geographic basis as at and for the six month period ended 31 December 2013 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	9,462	-	9,462
Long-term assets	118	-	118
Loss for the period	(38,659)	(24,668)	(63,327)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

Details on a geographic basis as at and for the year ended 30 June 2013 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	12,116	-	12,116
Long-term assets	140	-	140
Loss for the year	(162,485)	(47,415)	(209,900)

Details on a geographic basis as at and for the six month period ended 31 December 2012 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	13,515	-	13,515
Long-term assets	166	-	166
Loss for the period	(80,353)	(20,640)	(100,993)

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
31 December 2013

11.    Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  The differences result from the following items:

	For the six month period ended 31 December 2013	For the six month period ended 31 December 2012
	$	$

Loss before income taxes	(63,327)	(100,993)

Federal income tax rates	35.0%	34.0%

Income tax recovery based on the above rates	(22,164)	(34,338)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	1,933	3,214
Change in valuation allowance	9,531	37,579
Foreign exchange and other	10,700	(6,455)

Income tax expense	-	-

The composition of the Company’s deferred tax assets as at 31 December 2013 and 30 June 2013 are as follows:

	As at 31 December 2013	As at 30 June 2013 (Audited)
	$	$

Net income tax operating loss carry-forward	2,152,933	2,125,274

Deferred tax assets	687,320	677,789
Less: Valuation allowance	(687,320)	(677,789)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

The Company has non-capital loss carry-forwards of approximately $2,152,933 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	47,415
2034	24,668
No expiry	1,324,135

2,152,933

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

12.    Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 December 2013	For the three month period ended 31 December 2013	For the three month period ended 31 December 2012	For the six month period ended 31 December 2013	For the six month period ended 31 December 2012
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $20,415 lower ($20,415 higher).

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2013

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

15.    Subsequent Event

There are no reportable events for the period from the six month period ended 31 December 2013 to the date that the interim consolidated financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE SECOND QUARTER PERIOD ENDED DECEMBER 31, 2013 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA’S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Our Current Business

Molecular USA, through its wholly owned subsidiary MPLA, is in the business of developing and commercializing a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application.

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

Governmental Regulation

FDA Regulation.  Pharmaceutical products are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in most foreign countries. The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of pre-clinical laboratory and animal testing; submission of an investigational new drug application ("IND"), which must become effective before clinical trials may begin; performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug’s intended use; and approval by the FDA of a New Drug Application ("NDA").

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

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA imposes a wide variety of new requirements on both United States and non-United States companies, that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Many of these new requirements will affect Molecular USA and its board of directors. For instance, under the SOA Molecular USA is required to:

•	form an audit committee in compliance with the SOA;
•	ensure Molecular USA's chief executive officer and chief financial officer are required to certify its financial statements;

•	ensure Molecular USA’s directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of Molecular USA’s securities in the twelve month period following initial publication of any of Molecular USA’s financial statements that later require restatement;
•	disclose any off-balance sheet transactions as required by the SOA;
•	prohibit all personal loans to directors and officers;
•	ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
•	adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and
•	ensure Molecular USA's auditor is independent as defined by the SOA.

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

Employees

In the period ended December 31, 2013, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

Results of Operation

For the quarter ended December 31, 2013.

Revenues

REVENUE – Molecular USA has not generated any revenues for the quarter ended December 31, 2013, or since inception.

COMMON STOCK – Molecular USA has not issued any shares during the most recent quarter. As of the date of February 11, 2014, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY – Total expenses were $63,327 for the six month period ended December 31, 2013. Expenses had decreased during this past six month period as compared to the six month period ended December 31, 2012 – $100,170. A total of $2,409,423 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to December 31, 2013. The decrease in costs over this six month period has occurred as the result of Molecular USA’s wholly owned subsidiary decreasing in its consulting fees. The costs can be subdivided into the following categories:

  Office Expenses and Rent: $15,170 in office expenses (for administrative costs) were incurred for the six month period ended December 31, 2013, as compared to $15,780 for the six month period ended December 31, 2012, while a total of $262,031 was incurred in the period from inception on July 14, 2004 to December 31, 2013. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the six month period ended December 31, 2013, $23,467 in consulting and analysis expenses were incurred as compared to $64,118 during the six month period ended December 31, 2012. We have incurred a total of $1,447,831 in consulting and analyst fees since our inception on July 14, 2004 to December 31, 2013.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year. During the six month period ended December 31, 2013, we spent $Nil on advertising and public relations and $Nil for six month period ended December 31, 2012. A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to December 31, 2013.
  Professional Fees: Molecular USA incurred $21,044 in professional fees for the six month period ended on December 31, 2013, as compared to $19,743 for the six month period ended December 31, 2012. From inception to December 31, 2013, we have incurred a total of $426,581 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the six month period ended December 31, 2013, as compared to $359 for the six month period ended December 31, 2012 and $111,710 has been incurred in the period from inception on July 14, 2004 to December 31, 2013.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the six month period ended December 31, 2013 and $Nil in salaries and benefits during the six month period ended December 31, 2012. For the period July 14, 2004 (inception) through December 31, 2013, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Income Tax Provision: We have losses carried-forward for income tax purpose to December 31, 2013. There are no current or deferred tax expenses for the six month period ended December 31, 2013, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the six month period ended December 31, 2013, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As December 31, 2013, the Company had cash and cash equivalents on hand in the amount of $4,997 (June 30, 2013 - $7,046) and current payable and accrued liabilities of $20,482 (June 30, 2013 - $21,628). As December 31, 2013, Molecular USA currently owes its parent company PharmaNet, $2,004,134, an additional $47,845 to other related parties, and $20,482 to non-related parties. Given the proposed business activities of Molecular USA and its subsidiary, Management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of December 31, 2013, Molecular USA did not have any off-balance sheet arrangements.

Research and Development

Since the acquisition of MPLA, Molecular USA has maintained MPLA’s research and development program to:

•	Refine and prove-up its proprietary active ingredients and to commence the processes that will lead to the issue of a Master Drug File registration of its products;
•	Define the mode of action and potential of Tripeptofen in both in vitro, animal and human studies;
•	Gain Australian regulatory and marketing approval;
•	Gain European regulatory approval; and
•	Commence application for American regulatory approval.

MPLA is in the business of developing and commercializing a new analgesic and anti-inflammatory molecule known as Tripeptofen. Tripeptofen is likely to appear in a new group of products suitable for the treatment of common every-day pain. As an analgesic and anti-inflammatory drug, Tripeptofen is unusual due to its rapid speed of action and its topical or rub-on application.

On April 19, 2006, Molecular USA announced the filing of a new patent, Tissue Disruption Treatment and Composition for Use (US Patent number 11218382). The patent describes a proprietary process for the manufacture of topical biological secondary injury mediators ("B-SIMs") that should have local, rather than systemic, effects and may be significantly less expensive to manufacture than conventional B-SIMs. MPLA is developing its B-SIMs to stop the tissue disruption that occurs after injury by suppressing the body's reactions, such as inflammation and damage/death of otherwise uninjured cells that are triggered in response to primary injury.

The first conditions targeted by MPLA will be the musculoskeletal injuries. The use of a B-SIM in these markets represents a new approach to one of the world’s largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures. MPLA’s proprietary, industrially scalable peptide-ligand bond exchange ("PLBE") B-SIM manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures for the six month period ended December 31, 2013, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by FASB. The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the six month period ended December 31, 2013 are as follows:

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

Changes in Accounting Policies

Effective July 1, 2013, the Company adopted ASU 2013-05, "Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity". These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The adoption of these amendments did not have an impact on the Company’s interim consolidated financial statements.

Effective July 1, 2013, the Company adopted ASU 2013-04, "Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date". These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The adoption of these amendments did not have an impact on the Company’s interim consolidated financial statements.

Effective July 1, 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The adoption of these amendments did not have an impact on the Company’s interim consolidated financial statements.

Critical Accounting Policies and Estimates

Our quarterly interim consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP used in the United States. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by Management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our interim consolidated financial statements is critical to an understanding of our financials.

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

Management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in internal control over financial reporting

Based on the evaluation as of December 31, 2013, Jeffrey Edwards, our President, CEO, and CFO has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

February 11, 2014.

MOLECULAR PHARMACOLOGY (USA) LIMITED

BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors