Form 10-Q
period 2014-03-31
Molecular Pharmacology (USA) Ltd.
filed 2014-05-06
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: .......187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
111,553,740 common shares issued and outstanding as of May 6, 2014.

ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

March 31, 2014

iii

PART 1 - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements.

The information in this report for the nine months ended March 31, 2014, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2014	As at 30 June 2013 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	1,013	7,046
Amounts receivable	5,347	5,070

	6,360	12,116

Equipment (Note 5)	108	140

	6,468	12,256

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	21,052	21,628

Due to related parties (Note 7)	2,148,686	2,044,501

	2,169,738	2,066,129

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 March 2014 – 111,553,740 common shares, par value $0.001
30 June 2013 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(236,115)	(210,186)
Deficit, accumulated during the development stage	(2,145,416)	(2,061,948)

	(2,163,270)	(2,053,873)

	6,468	12,256

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Jeffrey Edwards                                    Director
Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2014	For the three month period ended 31 March 2014	For the three month period ended 31 March 2013	For the nine month period ended 31 March 2014	For the nine month period ended 31 March 2013
	$	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-	-
Amortization (Note 5)	6,919	10	14	32	184
Analysis	33,947	-	-	-	-
Consulting (Note 7)	1,454,473	6,642	39,923	30,109	104,041
Office and miscellaneous (Note 7)	268,314	6,283	4,630	21,453	20,410
Professional fees	432,283	5,702	7,029	26,746	26,772
Public relations	3,656	-	-	-	-
Rent (Note 7)	27,759	-	-	-	-
Salaries and benefits	44,464	-	-	-	-
Transfer agent and filing fees	22,300	1,504	-	5,128	-
Travel	111,710	-	-	-	359

Net loss before other items	(2,429,564)	(20,141)	(51,596)	(83,468)	(151,766)

Other items
Export market development grants	69,629	-	-	-	-
Write-off of equipment	(823)	-	-	-	(823)
Interest income	2,322	-	-	-	-
Research and development tax refund	213,020	-	-	-	-

Net loss for the period	(2,145,416)	(20,141)	(51,596)	(83,468)	(152,589)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740	111,553,740

Comprehensive loss
Net loss for the period	(2,145,416)	(20,141)	(51,596)	(83,468)	(152,589)
Foreign currency translation adjustment	(236,115)	(80,248)	(7,752)	(25,929)	(40,515)

Total comprehensive loss for the period	(2,381,531)	(100,389)	(59,348)	(109,397)	(193,104)

Basic and diluted comprehensive loss per common share		(0.001)	(0.001)	(0.001)	(0.002)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 14 July 2004 to 31 March 2014	For the three month period ended 31 March 2014	For the three month period ended 31 March 2013	For the nine month period ended 31 March 2014	For the nine month period ended 31 March 2013
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(2,145,416)	(20,141)	(51,596)	(83,468)	(152,589)
Adjustments to reconcile net loss to cash used by operating activities
Amortization	6,919	10	14	32	184
Write-down of intangible assets	1,278	-	-	-	-
Write-off of equipment	823	-	-	-	823
Changes in operating assets and liabilities
Decrease (increase) in amounts receivable	(3,121)	(882)	3,186	(277)	775
Increase (decrease) in accounts payable and accrued liabilities	(26,365)	570	(184)	(576)	(12,252)
	(2,165,882)	(20,443)	(48,580)	(84,289)	(163,059)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-	-
Purchase of intangible assets	(1,278)	-	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-	-
	28,035	-	-	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-	-	-
Increase in due to related parties	2,140,478	96,707	63,462	104,185	214,126
	2,374,975	96,707	63,462	104,185	214,126

Effect of exchange rate changes on cash	(236,115)	(80,248)	(7,752)	(25,929)	(40,515)

Increase (decrease) in cash and cash equivalents	1,013	(3,984)	7,130	(6,033)	10,552

Cash and cash equivalents, beginning of period	-	4,997	5,994	7,046	2,572

Cash and cash equivalents, end of period	1,013	1,013	13,124	1,013	13,124

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period
	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment
	-	-	-	-	(6,536)	(6,536)
Balance at 31 October 2004	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005
	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year
	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment
	-	-	-	-	(161)	(161)
Balance at 31 October 2005	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006
	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006
	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year
	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment
	-	-	-	-	(16,222)	(16,222)
Balance at 31 October 2006	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period
	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment
	-	-	-	-	(105,436)	(105,436)
Balance at 30 June 2007	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year
	-	-	-	62,296	-	62,296
Cumulative translation adjustment
	-	-	-	-	(166,483)	(166,483)
Balance at 30 June 2008	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year
	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment
	-	-	-	-	219,034	219,034
Balance at 30 June 2009	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year
	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment
	-	-	-	-	(78,521)	(78,521)
Balance at 30 June 2010	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year
	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment
	-	-	-	-	(357,962)	(357,962)
Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year
	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment
	-	-	-	-	66,215	66,215
Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the year
	-	-	-	(209,900)	-	(209,900)
Cumulative translation adjustment
	-	-	-	-	(235,886)	(235,886)
Balance at 30 June 2013	111,553,740	111,554	106,707	(2,061,948)	(210,186)	(2,053,873)
Net loss for the period
	-	-	-	(83,468)	-	(83,468)
Cumulative translation adjustment
	-	-	-	-	(25,929)	(25,929)
Balance at 31 March 2014	111,553,740	111,554	106,707	(2,145,416)	(236,115)	(2,163,270)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

The Company’s interim consolidated financial statements as at 31 March 2014 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $83,468 for the nine month period ended 31 March 2014 (31 March 2013 – $152,589; cumulative - $2,145,416) and has working capital deficit of $14,692 at 31 March 2014 (30 June 2013 – $9,512).

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

At 31 March 2014, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 March 2014

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
31 March 2014

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As at 31 March 2014, the Company had no outstanding stock options or warrants.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 31 March 2014, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

3.      Changes in Accounting Policies

Effective 1 July 2013, the Company adopted Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity". These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The adoption of these amendments did not have an impact on the Company’s interim consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

4.      Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the nine month period ended 31 March 2014 are as follows:

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist". These amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after 15 December 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption is permitted. The adoption is not expected to have a material impact on the Company’s interim consolidated financial statements.

5.      Equipment

			Net Book Value
	Cost	Accumulated amortization	As at 31 March 2014	As at 30 June 2013 (Audited)
	$	$	$	$

Office equipment	864	756	108	140

During the nine month period ended 31 March 2014, the total additions to equipment were $Nil (31 March 2013 – $Nil).

6.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.      Due to Related Parties and Related Party Transactions

As at 31 March 2014, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2013 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

As at 31 March 2014, the amount due to related parties includes $43,522 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 – $18,009).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2014, the amount due to related parties includes $10,391 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 – $2,772).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2014, the amount due to related parties includes $7,715 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 - $15,252).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 31 March 2014, the amount due to related parties includes $2,086,058 payable to PharmaNet (30 June 2013 – $2,007,468).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $23,199 (31 March 2013 – $25,804, cumulative - $919,377).

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued administrative fees of $18,814 (31 March 2013 – $18,023, cumulative - $87,108) by the Company, which have been recorded in office and miscellaneous expense.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $6,910 (31 March 2013 - $67,754, cumulative - $118,571) by the Company.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (31 March 2013 – $Nil, cumulative – $41,928) by the Company.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 March 2013 – $Nil, cumulative – $80,468) by the Company.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (31 March 2013 – $Nil, cumulative – $12,987) by the Company.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (31 March 2013 - $Nil, cumulative – $4,481) by the Company.

During the nine month period ended 31 March 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (31 March 2013 - $Nil, cumulative - $8,473) by the Company.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

Transactions comprising the amount due to PharmaNet are as follows:

	For the nine month period ended 31 March 2014	For the year ended 30 June 2013 (Audited)
	$	$

Opening balance, beginning of period	2,007,468	2,036,760
Funds transferred to the Company by PharmaNet	53,925	204,583
Expenses paid by PharmaNet on behalf of the Company	438	1,004
Foreign currency translation adjustment	24,227	(234,879)

Balance, end of period	2,086,058	2,007,468

The weighted average amount due to PharmaNet for the nine month period ended 31 March 2014 was $2,042,450 (30 June 2013 - $2,160,632).

8.      Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

9.      Segmented Information

Details on a geographic basis as at and for the nine month period ended 31 March 2014 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	6,360	-	6,360
Long-term assets	108	-	108
Loss for the period	(50,073)	(33,395)	(83,468)

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

Details on a geographic basis as at and for the year ended 30 June 2013 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	12,116	-	12,116
Long-term assets	140	-	140
Loss for the year	(162,485)	(47,415)	(209,900)

Details on a geographic basis as at and for the nine month period ended 31 March 2013 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	17,459	-	17,459
Long-term assets	152	-	152
Loss for the period	(124,920)	(27,669)	(152,589)

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
31 March 2014

11.    Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  The differences result from the following items:

	For the nine month period ended 31 March 2014	For the nine month period ended 31 March 2013
	$	$

Loss before income taxes	(83,468)	(152,589)

Federal income tax rates	35.0%	34.0%

Income tax recovery based on the above rates	(29,214)	(51,880)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	2,504	4,997
Change in valuation allowance	31,561	54,509
Foreign exchange and other	(4,851)	(7,626)

Income tax expense	-	-

The composition of the Company’s deferred tax assets as at 31 March 2014 and 30 June 2013 are as follows:

	As at 31 March 2014	As at 30 June 2013 (Audited)
	$	$

Net income tax operating loss carry-forward	2,224,914	2,125,274

Deferred tax assets	709,350	677,789
Less: Valuation allowance	(709,350)	(677,789)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

The Company has non-capital loss carry-forwards of approximately $2,224,914 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	47,415
2034	33,395
No expiry	1,387,389

2,224,914

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

12.    Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 31 March 2014	For the three month period ended 31 March 2014	For the three month period ended 31 March 2013	For the nine month period ended 31 March 2014	For the nine month period ended 31 March 2013
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $21,413 lower ($21,413 higher).

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2014

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

15.    Subsequent Event

There are no reportable events for the period from the nine month period ended 31 March 2014 to the date that the interim consolidated financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE THIRD QUARTER PERIOD ENDED MARCH 31, 2014 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

Employees

In the period ended March 31, 2014, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

Results of Operation

For the quarter ended March 31, 2014.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended March 31, 2014, or since inception.

COMMON STOCK – Molecular USA has not issued any shares during the most recent quarter. As of the date of May 6, 2014, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY – Total expenses were $83,468 for the nine month period ended March 31, 2014.  Expenses had decreased during this past nine month period as compared to the nine month period ended March 31, 2013 – $151,766. A total of $2,429,564 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to March 31, 2014.  The decrease in costs over this nine month period has occurred as the result of Molecular USA’s wholly owned subsidiary decrease in its consulting fees. The costs can be subdivided into the following categories:

  Office Expenses and Rent: $21,453 in office expenses (for administrative costs) were incurred for the nine month period ended March 31, 2014, as compared to $20,410 for the nine month period ended March 31, 2013, while a total of $268,314 was incurred in the period from inception on July 14, 2004 to March 31, 2014. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
  Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the nine month period ended March 31, 2014, $30,109 in consulting and analysis expenses were incurred as compared to $104,041 during the nine month period ended March 31, 2013.  We have incurred a total of $1,454,473 in consulting and analyst fees since our inception on July 14, 2004 to March 31, 2014.
  Advertising and Promotion Fees: Molecular USA has spent no money in this area this year.  During the nine month period ended March 31, 2014, we spent $Nil on advertising and public relations and $Nil for nine month period ended March 31, 2013.  A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to March 31, 2014.

  Professional Fees: Molecular USA incurred $26,746 in professional fees for the nine month period ended on March 31, 2014, as compared to $26,772 for the nine month period ended March 31, 2013. From inception on July 14, 2004 to March 31, 2014, we have incurred a total of $432,283 professional fees mainly spent on legal and accounting matters.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the nine month period ended March 31, 2014, as compared to $359 for the nine month period ended March 31, 2013 and $111,710 has been incurred in the period from inception on July 14, 2004 to March 31, 2014.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees.  As a result, Molecular USA incurred $Nil in salaries and benefits for the nine month period ended March 31, 2014 and $Nil in salaries and benefits during the nine month period ended March 31, 2013. For the period July 14, 2004 (inception) through March 31, 2014, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Income Tax Provision: We have losses carried forward for income tax purpose to March 31, 2014. There are no current or deferred tax expenses for the nine month period ended March 31, 2014, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the nine month period ended March 31, 2014, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As at March 31, 2014, the Company had cash and cash equivalents on hand in the amount of $1,013 (June 30, 2013 - $7,046) and current payable and accrued liabilities of $21,052 (June 30, 2013 - $21,628).  As at March 31, 2014, Molecular USA currently owes its parent company PharmaNet, $2,086,058, an additional $62,628 to other related parties, and $21,052 to non-related parties.  Given the proposed business activities of Molecular USA and its subsidiary, Management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of March 31, 2014, Molecular USA did not have any off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures for the nine month period ended March 31, 2014, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by the Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the nine month period ended March 31, 2014 are as follows:

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

Management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Changes in internal control over financial reporting

Based on the evaluation as of March 31, 2014, Jeffrey Edwards, our President, CEO, and CFO has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

May 6, 2014.

MOLECULAR PHARMACOLOGY (USA) LIMITED

BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors