Form 10-K
period 2014-06-30
Molecular Pharmacology (USA) Ltd.
filed 2014-09-08
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2015
Estimated average burden hours per response: ……………1,998.78

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2014
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
(1) Last close price on August 14, 2014

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

111,553,740 common shares issued and outstanding as of September 8, 2014.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

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

Licensed Products

Molecular USA has exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain Licensed Products, with metallo-polypeptide analgesic and anti-inflammatory activity as an active ingredient, in the United States (excluding its territories and possessions) from its wholly owned subsidiary corporation MPLA.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 ("Exchange Act"). Many of these new requirements will affect Molecular USA and its board of directors. For instance, under the SOA, Molecular USA is required to:

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

Research & Development

In the year ended 2014, Molecular USA spent approximately $37,156 on research and development and $134,223 for the year ended 2013 through consultants.

Employees

In the year ended 2014, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Molecular USA’s office space is located at Drug Discovery Centre, 28 Oxford Street, Leederville 6007 Perth, Western Australia.  This office space was provided free of charge during the year ended June 30, 2014, from a corporation controlled by an officer of PharmaNet.

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

Quarter Ended(1) (2)	High	Low
June 30, 2014	$0.0163	$0.008
March 31, 2014	$0.0231	$0.01
December 31, 2013	$0.03	$0.011
September 30, 2013	$0.025	$0.011
June 30, 2013	$0.02	$0.01
March 31, 2013	$0.014	$0.01
December 31, 2012	$0.015	$0.01
September 30, 2012	$0.0198	$0.0081
June 30, 2012	$0.043	$0.008
March 31, 2012	$0.017	$0.0011
Notes:
(1)	The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
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

Holders of Common Stock

As of September 8, 2014, there were 19 registered shareholders of Molecular USA’s common stock.

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

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR YEAR ENDING JUNE 30, 2014, SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-K.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with U.S. GAAP.

2014 Activities and Developments

For the year ended June 30, 2014, our net loss was $116,928 ($0.001 per share). The loss per share was based on an average of 111,553,740 common shares outstanding. For the year ended June 30, 2013, our net loss was $209,900 ($0.002 per share). The loss per share was based on an average of 111,553,740 common shares outstanding. For the year ended June 30, 2012, our net loss was $179,382 ($0.002 per share). The loss per share was based on a weighted average of 111,553,740 common shares outstanding. For the period from inception on July 14, 2004 to June 30, 2014, Molecular USA has an accumulated net loss of $2,178,876. Molecular has working capital deficit of $25,655 at June 30, 2014 (June 30, 2013 – $9,512). As a result, our auditors have substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations.

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

Results of Operation

For the years ended June 30, 2014, June 30, 2013 and June 30, 2012 and for the period from July 14, 2004 (inception) through to June 30, 2014.

REVENUES

REVENUE – Molecular has net loss of $116,928 for the year ended June 30, 2014 (June 30, 2013 – $209,900; June 30, 2012 – $179,382) and $2,178,876 for the period from inception to June 30, 2014. To date, we have generated no revenue from our business operations.

LOANS – As of June 30, 2014, PharmaNet has loaned Molecular USA a total of $2,127,917 for working capital (June 30, 2013 - $2,007,468). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

COMMON STOCK – Net cash provided by financing activities during the year ended June 30, 2014 was $Nil (June 30, 2013 - $Nil).

EXPENSES

SUMMARY – Total expenses were $116,928 for the year ended June 30, 2014. Total expenses were $209,900 for the year ended June 30, 2013 and total expenses were $179,382 for the year ended June 30, 2012. Expenses have decreased in the year ended June 30, 2014, by $92,972. A total of $2,178,876 in expenses has been incurred by Molecular USA since inception on July 14, 2004, through to June 30, 2014.  The decrease in costs over the past year has occurred as the result of a decrease in consulting fees over the year. The costs can be subdivided into the following categories.

  Rent Expenses: Molecular USA incurred $Nil in rent expenses for the years ended June 30, 2014, June 30, 2013 and  June 30, 2012, while a total of $27,759 was incurred in the period from inception on July 14, 2004 to June 30, 2014.
  Consulting Expenses: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the year ended June 30, 2014, a total of $37,156 in consulting expenses was incurred as compared to $134,223 for the year ended June 30, 2013 and $100,624 for the year ended June 30, 2012. We have incurred a total of $1,461,520 in the period from inception on July 14, 2004 to June 30, 2014.
  Analysis Costs: Molecular USA incurred $Nil in analysis costs for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 while a total of $33,947 was incurred in the period from inception on July 14, 2004 to June 30, 2014.
  Advertising and Promotion Fees: Molecular USA has spent a nominal amount in this area. During the years ended June 30, 2014, June 30, 2013 and June 30, 2012, we spent $Nil on advertising and promotional fees. We have incurred a total of $23,739 in the period from inception on July 14, 2004 to June 30, 2014.
  Professional Fees: Molecular USA incurred $42,430 in professional fees for the year ended June 30, 2014, as compared to $45,954 for the year ended June 30, 2013 and $48,607 for the year ended June 30, 2012. From inception to June 30, 2014, we have incurred a total of $447,967 in professional fees mainly spent on legal and accounting matters.
  Public Relations: Molecular USA incurred $Nil for the years ended June 30, 2014, June 30, 2013 and June 30, 2012, while a total of $3,656 was incurred in the period from inception on July 14, 2004 to June 30, 2014.
  Travel Costs: Molecular USA incurred $Nil in travel costs for the year ended on June 30, 2014 as compared to $376 in travel costs for the year ended June 30, 2013 and $7,085 for the year ended June 30, 2012. We have incurred a total of $111,710 in the period from inception on July 14, 2004 to June 30, 2014.
  Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the years ended June 30, 2014, June 30, 2013 and June 30, 2012. For the period July 14, 2004 (inception) through June 30, 2014, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

INCOME TAX PROVISION: We have losses carried forward for income tax purpose to June 30, 2014.  There are no current or deferred tax expenses for the year ended June 30, 2014, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the year ended June 30, 2014, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet.  As of June 30, 2014, the Company had cash and cash equivalents on hand in the amount of $2,378 (June 30, 2013 - $7,046) and current payable and accrued liabilities of $34,526 (June 30, 2013 - $21,628).  As of June 30, 2014, Molecular USA currently owes its parent company PharmaNet, $2,127,917 and an additional $79,379 to other related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of June 30, 2014, we have had no off-balance sheet arrangements.

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

Capital Expenditure Commitments

Capital expenditures during the year ended June 30, 2014, amounted to $Nil ($Nil for the years ended June 30, 2013 and June 30, 2012). Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by the Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Corporation but not effective during the year ended June 30, 2014 are as follows:

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exist". These amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption is permitted. The adoption is not expected to have a material impact on the Corporation’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December15, 2016. Early adoption is not permitted. The adoption is not expected to have a material impact on the Corporation’s consolidated financial statements.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP used in the United States. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by Management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm dated August 19, 2014.

Consolidated Balance Sheets as at June 30, 2014 and June 30, 2013.

Consolidated Statements of Operations for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 and for the period from the date of inception on July 14, 2004 to June 30, 2014.

Consolidated Statements of Cash Flows for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 and for the period from the date of inception on July 14, 2004 to June 30, 2014.

Consolidated Statements of Changes in Stockholders' Deficiency for the years ended June 30, 2014, June 30, 2013 and June 30, 2012 and for the period from the date of inception on July 14, 2004 to June 30, 2014.

Notes to Consolidated Financial Statements.

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.JamesStafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Molecular Pharmacology (USA) Limited
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Molecular Pharmacology (USA) Limited (A Development Stage Company) (the "Company") as at 30 June 2014 and 2013 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years in the three-year period ended 30 June 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 June 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended 30 June 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

19 August 2014

Molecular Pharmacology (USA) Limited
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

30 June 2014

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 June 2014	As at 30 June 2013
	$	$
Assets

Current
Cash and cash equivalents	2,378	7,046
Amounts receivable	6,493	5,070

	8,871	12,116

Equipment (Note 5)	97	140

	8,968	12,256

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	34,526	21,628

Due to related parties (Note 7)	2,207,296	2,044,501

	2,241,822	2,066,129

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2014 – 111,553,740 common shares, par value $0.001
30 June 2013 – 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(272,239)	(210,186)
Deficit, accumulated during the development stage	(2,178,876)	(2,061,948)

	(2,232,854)	(2,053,873)

	8,968	12,256

Nature and Continuance of Operations (Note 1), Commitment (Note 14) and Subsequent Event (Note 15)

On behalf of the Board:

/s/ Jeffrey Edwards                              Director
Jeffrey Edwards

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2014 (Unaudited)	For the year ended 30 June 2014	For the year ended 30 June 2013	For the year ended 30 June 2012
	$	$	$	$

Expenses
Advertising and promotion	23,739	-	-	-
Amortization (Note 5)	6,930	43	196	449
Analysis	33,947	-	-	-
Consulting (Note 7)	1,461,520	37,156	134,223	100,624
Office and miscellaneous (Note 7)	277,328	30,467	28,328	22,617
Professional fees	447,967	42,430	45,954	48,607
Public relations	3,656	-	-	-
Rent (Note 7)	27,759	-	-	-
Salaries and benefits	44,464	-	-	-
Transfer agent and filing fees	24,004	6,832	-	-
Travel	111,710	-	376	7,085

Net loss before other items	(2,463,024)	(116,928)	(209,077)	(179,382)

Other items
Export market development grants	69,629	-	-	-
Write-off of equipment (Note 5)	(823)	-	(823)	-
Interest income	2,322	-	-	-
Research and development tax refund	213,020	-	-	-

Net loss for the year	(2,178,876)	(116,928)	(209,900)	(179,382)

Basic and diluted loss per common share		(0.001)	(0.002)	(0.002)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the year	(2,178,876)	(116,928)	(209,900)	(179,382)
Foreign currency translation adjustment	(272,239)	(62,053)	235,886	66,215

Total comprehensive income (loss) for the year	(2,451,115)	(178,981)	25,986	(113,167)

Basic and diluted comprehensive income (loss) per common share		(0.002)	0.000	(0.001)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 14 July 2004 to 30 June 2014 (Unaudited)	For the year ended 30 June 2014	For the year ended 30 June 2013	For the year ended 30 June 2012
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(2,178,876)	(116,928)	(209,900)	(179,382)
Adjustments to reconcile net loss to cash used by operating activities
Amortization	6,930	43	196	449
Write-down of intangible assets	1,278	-	-	-
Write-off of equipment	823	-	823	-
Changes in operating assets and liabilities
Decrease (increase) in amounts receivable	(4,267)	(1,423)	40	1,496
Increase (decrease) in accounts payable and accrued liabilities	(12,891)	12,898	2,376	(800)

	(2,187,003)	(105,410)	(206,465)	(178,237)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-	-
Purchase of intangible assets	(1,278)	-	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-	-

	28,035	-	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-	-
Increase (decrease) in due to related parties	2,199,088	162,795	(24,947)	105,919

	2,433,585	162,795	(24,947)	105,919

Effect of exchange rate changes on cash	(272,239)	(62,053)	235,886	66,215

Increase (decrease) in cash and cash equivalents	2,378	(4,668)	4,474	(6,103)

Cash and cash equivalents, beginning of year	-	7,046	2,572	8,675

Cash and cash equivalents, end of year	2,378	2,378	7,046	2,572

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders’ deficiency
		$	$	$	$	$

Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004 (unaudited)	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash – January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005 (unaudited)	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited – Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares – July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006 (unaudited)	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007 (unaudited)	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008 (unaudited)	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009 (unaudited)	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010 (unaudited)	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment	-	-	-	-	66,215	66,215

Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the year	-	-	-	(209,900)	-	(209,900)
Cumulative translation adjustment	-	-	-	-	235,886	235,886

Balance at 30 June 2013	111,553,740	111,554	106,707	(2,061,948)	(210,186)	(2,053,873)
Net loss for the year	-	-	-	(116,928)	-	(116,928)
Cumulative translation adjustment	-	-	-	-	(62,053)	(62,053)

Balance at 30 June 2014	111,553,740	111,554	106,707	(2,178,876)	(272,239)	(2,232,854)

The accompanying notes are an integral part of these consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
 Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

The Company’s consolidated financial statements as at 30 June 2014 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a net loss of $116,928 for the year ended 30 June 2014 (30 June 2013 – $209,900; cumulative - $2,178,876) and has working capital deficit of $25,655 at 30 June 2014 (30 June 2013 – $9,512).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the next twelve month period from the date of these consolidated financial statements.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2014, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
30 June 2014

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
30 June 2014

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share".  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As at 30 June 2014, the Company had no outstanding stock options or warrants.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements.  As at 30 June 2014, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the consolidated financial statements.

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

3.         Changes in Accounting Policies

Effective 1 July 2013, the Company adopted Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity". These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Effective 1 July 2013, the Company adopted ASU 2013-04, "Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date". These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Effective 1 July 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income".  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

4.         Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the year ended 30 June 2014 are as follows:

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exist". These amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after 15 December 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after 15 December 2016. Early adoption is not permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

5.         Equipment

			Net Book Value
	Cost	Accumulated amortization	As at 30 June 2014	As at 30 June 2013
	$	$	$	$

Office equipment	864	767	97	140

During the year ended 30 June 2014, the total additions to equipment were $Nil (30 June 2013 – $Nil).

During the year ended 30 June 2014, the Company recorded a write-off of equipment of $Nil (30 June 2013 - $823)

6.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.         Due to Related Parties and Related Party Transactions

As at 30 June 2014, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2013 – $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2014, the amount due to related parties includes $55,756 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 – $18,009).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2014, the amount due to related parties includes $14,779 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 – $2,772).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2014, the amount due to related parties includes $7,844 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 - $15,252).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 June 2014, the amount due to related parties includes $2,127,917 payable to PharmaNet (30 June 2013 – $2,007,468).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $33,841 (30 June 2013 – $33,582, 30 June 2012 - $46,316, cumulative - $930,019).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued administrative fees of $22,678 (30 June 2013 – $24,948, 30 June 2012 - $20,449, cumulative - $90,972) by the Company, which have been recorded in office and miscellaneous expense.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $6,946 (30 June 2013 - $90,376, 30 June 2012 - $21,285, cumulative - $118,607) by the Company.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 June 2013 – $Nil, 30 June 2012 - $33,024, cumulative – $41,928) by the Company.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2013 – $Nil, 30 June 2012 - $Nil, cumulative – $80,468) by the Company.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 June 2013 – $Nil, 30 June 2012 - $Nil, cumulative – $12,987) by the Company.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative – $4,481) by the Company.

During the year ended 30 June 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 June 2013 - $8,473, 30 June 2012 - $Nil, cumulative - $8,473) by the Company.

Transactions comprising the amount due to PharmaNet are as follows:

	2014	2013
	$	$

Opening balance, beginning of year	2,007,468	2,036,760
Funds transferred to the Company by PharmaNet	60,054	204,583
Expenses paid by PharmaNet on behalf of the Company	1,304	1,004
Foreign currency translation adjustment	59,091	(234,879)

Balance, end of year	2,127,917	2,007,468

The weighted average amount due to PharmaNet for the year ended 30 June 2014 was $2,047,991 (30 June 2013 - $2,160,632).

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

8.         Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

9.         Segmented Information

Details on a geographic basis as at and for the year ended 30 June 2014, 2013 and 2012 are as follows:

		Australia	U.S.A.	Total
		$	$	$

2014	Current assets	8,871	-	8,871
	Long-term assets	97	-	97
	Loss for the year	(65,012)	(51,916)	(116,928)

2013	Current assets	12,116	-	12,116
	Long-term assets	140	-	140
	Loss for the year	(162,485)	(47,415)	(209,900)

2012	Current assets	7,682	-	7,682
	Long-term assets	1,159	-	1,159
	Loss for the year	(130,377)	(49,005)	(179,382)

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

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

11.       Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  During the years ended 30 June 2014, 2013 and 2012, these differences result from the following items:

	2014	2013	2012
	$	$	$

Loss before income taxes	(116,928)	(209,900)	(179,382)

Federal income tax rates	35.0%	35.0%	34.0%

Income tax recovery based on the above rates	(40,925)	(73,465)	(60,990)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	3,251	8,124	5,215
Change in tax rates	-	(7,567)	-
Change in valuation allowance	49,520	17,041	39,496
Foreign exchange and other	(11,846)	55,867	16,279

Income tax expense	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2014 and 30 June 2013 are as follows:

	2014	2013
	$	$

Net income tax operating loss carry-forward	2,281,689	2,125,274

Deferred tax assets	727,309	677,789
Less: Valuation allowance	(727,309)	(677,789)

Net deferred tax asset	-	-

 Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

The Company has non-capital loss carry-forwards of approximately $2,281,689 that may be available for tax purposes.  The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	47,415
2034	51,916
No expiry	1,425,643

2,281,689

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

12.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 June 2014 (Unaudited)	For the year ended 30 June 2014	For the year ended 30 June 2013	For the year ended 30 June 2012
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-	-

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $21,974 lower ($21,974 higher).

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Molecular Pharmacology (USA) Limited
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2014

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

15.       Subsequent Event

There are no reportable events for the period from year ended 30 June 2014 to the date that the consolidated financial statements were available to be issued.

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

Management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO")  and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Corporation’s CEO and CFO have concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2014.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. Management's assessment took into consideration the size and complexity of the corporation and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Changes in internal control over financial reporting

Based on the evaluation as of June 30, 2014, Jeffrey Edwards, our President, CEO and CFO have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T). Controls and Procedures

See Item 9A - Controls and Procedures above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth the names of all directors and executive officers of the Molecular USA as of September 8, 2014 and June 30, 2014. This person will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position	Date Position First Held
Jeffrey Edwards	63	President, Chief Executive Officer, Chief Financial Officer and Director	October 28, 2005

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

To the best of our knowledge, during the fiscal year ended June 30, 2014, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John Palermo, Corporate Secretary of PharmaNet(1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	63,465	63,465
	2013	Nil	Nil	Nil	Nil	Nil	Nil	$157,374	$157,374
	2012	Nil	Nil	Nil	Nil	Nil	Nil	$121,074	$121,074
Jeffrey Edwards, President, CEO, CFO and Director(2)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)

Mr. John Palermo is the Corporate Secretary of PharmaNet.  He is not a director nor an officer of Molecular USA.  Mr. Palermo or entities controlled by him were paid or accrued consulting fees during the fiscal years ended June 30, 2014, 2013 and 2012.  Mr. Palermo or entities controlled by him also were paid or accrued consulting fees and administration fees of $63,465 during the fiscal year ended June 30, 2014.

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

Stock Options/SAR Grants

During the fiscal years ended June 30, 2014 and June 30, 2013, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal years ended June 30, 2014 or June 30, 2013, and there were no stock options or stock appreciation rights outstanding on June 30, 2014 or June 30, 2013.

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

Compensation of Directors

No cash compensation was paid to any of our directors for the director's services as a director during the year ended June 30, 2014 or since our inception. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Corporation other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Stock Option Plans

Molecular USA has not adopted a stock option plan or long-term incentive plans at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at September 8, 2014, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers.

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
Notes:
(1)

Based on 111,553,740 shares of common stock issued and outstanding as of September 8, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

There are no present arrangements or pledges of the Corporation’s securities which may cause a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

Certain Relationships and Related Transactions

Other than as noted below, none of the following parties has, during the fiscal year ended June 30, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Due to Related Parties and Related Party Transactions

As at June 30, 2014, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2013 - $1,000).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2014, the amount due to related parties includes $55,756 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 - $18,009).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2014, the amount due to related parties includes $14,779 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 - $2,772).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2014, the amount due to related parties includes $7,844 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2013 - $15,252).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at June 30, 2014, the amount due to related parties includes $2,127,917 payable to PharmaNet (30 June 2013 - $2,007,468).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $33,841 (30 June 2013 - $33,582, 30 June 2012 - $46,316, cumulative - $930,019).

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued administrative fees of $22,678 (30 June 2013 - $24,948, 30 June 2012 - $20,449, cumulative - $90,972) by the Company, which have been recorded in office and miscellaneous expense.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $6,946 (30 June 2013 - $90,376, 30 June 2012 - $21,285, cumulative - $118,607) by the Company.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 June 2013 - $Nil, 30 June 2012 - $33,024, cumulative - $41,928) by the Company.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative - $80,468) by the Company.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative - $12,987) by the Company.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 June 2013 - $Nil, 30 June 2012 - $Nil, cumulative - $4,481) by the Company.

During the year ended June 30, 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 June 2013 - $8,473, 30 June 2012 - $Nil, cumulative - $8,473) by the Company.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the NASDAQ Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).

Item 14. Principal Accounting Fees and Services

Fees and Services

Our principal accountant, James Stafford, Chartered Accountants billed an aggregate of $19,853 for the fiscal year ended June 30, 2014 and for professional services rendered for the audit of the Corporation’s annual consolidated financial statements and review of the consolidated financial statements for the included in its quarterly reports.

The following is an aggregate of fees billed for each of the fiscal years ended June 30, 2014 and June 30, 2013 for professional services rendered by our principal accountants:

	Fiscal year ended June 30, 2014	Fiscal year ended June 30, 2013

Audit fees*	$19,853	$20,983
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees paid or accrued to our principal accountants	$19,853	$20,983

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

MOLECULAR PHARMACOLOGY (USA) LIMITED

BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	September 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President and Chief Executive Officer, Chief Financial Officer and Member of the Board of Directors
Date:	September 8, 2014