Form 10-Q
period 2014-09-30
Molecular Pharmacology (USA) Ltd.
filed 2014-11-13
CIK 1191357

OMB APPROVAL
OMB Number: 3235-0070
Expires: April 30, 2015
Estimated average burden hours per response: ....... 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

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
111,553,740 common shares issued and outstanding as of November 13, 2014.

ii

MOLECULAR PHARMACOLOGY (USA) LIMITED

Form 10-Q

September 30, 2014

iii

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

The information in this report for the three months ended September 30, 2014, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Molecular Pharmacology (USA) Limited ("Molecular USA" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' deficiency and cash flows for those periods.

The interim consolidated financial statements should be read in conjunction with Molecular USA's consolidated financial statements and the notes thereto contained in Molecular USA's Audited Financial Statements for the year ended June 30, 2014, in the Form 10-K filed with the Securities and Exchange Commission (the "SEC") on September 8, 2014.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements start on the next page.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2014

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 September 2014	As at 30 June 2014 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	1,517	2,378
Amounts receivable	7,327	6,493

	8,844	8,871

Equipment (Note 4)	-	97

	8,844	8,968

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	32,008	34,526

Due to related parties (Note 6)	2,075,710	2,207,296

	2,107,718	2,241,822

Stockholders' deficiency
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2014 - 111,553,740 common shares, par value $0.001
30 June 2014 - 111,553,740 common shares, par value $0.001	111,554	111,554
Additional paid-in capital	106,707	106,707
Cumulative translation adjustment	(109,233)	(272,239)
Deficit, accumulated during the development stage	(2,207,902)	(2,178,876)

	(2,098,874)	(2,232,854)

	8,844	8,968

Nature and Continuance of Operations (Note 1), Commitment (Note 13) and Subsequent Event (Note 14)

On behalf of the Board:

/s/ Jeffrey Edwards	Director

Jeffrey Edwards

The accompanying notes are an integral part of these interim consolidated financial statements

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2014	For the three month period ended 30 September 2014	For the Three month period ended 30 September 2013
	$	$	$

Expenses
Advertising and promotion	23,739	-	-
Amortization (Note 4)	6,930	-	11
Analysis	33,947	-	-
Consulting (Note 6)	1,468,453	6,933	15,285
Office and miscellaneous (Note 6)	290,045	12,717	10,120
Professional fees	455,482	7,515	13,697
Public relations	3,656	-	-
Rent (Note 6)	27,759	-	-
Salaries and benefits	44,464	-	-
Transfer agent and filing fees	25,768	1,764	1,660
Travel	111,710	-	-

Net loss before other items	(2,491,953)	(28,929)	(40,773)

Other items
Export market development grants	69,629	-	-
Write-off of equipment (Note 4)	(920)	(97)	-
Interest income	2,322	-	-
Research and development tax refund	213,020	-	-

Net loss for the period	(2,207,902)	(29,026)	(40,773)

Basic and diluted loss per common share		(0.000)	(0.000)

Weighted average number of common shares used in per share calculations		111,553,740	111,553,740

Comprehensive income (loss)
Net loss for the period	(2,207,902)	(29,026)	(40,773)
Foreign currency translation adjustment	(109,233)	163,006	(39,281)

Total comprehensive income (loss) for the period	(2,317,135)	133,980	(80,054)

Basic and diluted comprehensive income (loss) per common share		0.001	(0.001)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 14 July 2004 to 30 September 2014	For the three month period ended 30 September 2014	For the Three month period ended 30 September 2013
	$	$	$

Cash flows used in operating activities
Net loss for the period	(2,207,902)	(29,026)	(40,773)
Adjustments to reconcile net loss to cash used by operating activities
Amortization	6,930	-	11
Write-down of intangible assets	1,278	-	-
Write-off of equipment	920	97	-
Changes in operating assets and liabilities
Increase in amounts receivable	(5,101)	(834)	(353)
Increase (decrease) in accounts payable and accrued liabilities	(15,409)	(2,518)	12,772

	(2,219,284)	(32,281)	(28,343)

Cash flows from investing activities
Purchase of equipment	(7,850)	-	-
Purchase of intangible assets	(1,278)	-	-
Cash acquired on the purchase of Molecular Pharmacology (USA) Limited	37,163	-	-

	28,035	-	-

Cash flows from (used in) financing activities
Common shares issued for cash	234,497	-	-
Increase (decrease) in due to related parties	2,067,502	(131,586)	67,728

	2,301,999	(131,586)	67,728

Effect of exchange rate changes on cash	(109,233)	163,006	(39,281)

Increase (decrease) in cash and cash equivalents	1,517	(861)	104

Cash and cash equivalents, beginning of period	-	2,378	7,046

Cash and cash equivalents, end of period	1,517	1,517	7,150

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

Number of common shares issued		Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Cumulative translation adjustment	Stockholders' deficiency
		$	$	$	$	$
Balance at 14 July 2004 (inception)	294	-	1	-	-	1
Net loss for the period	-	-	-	(128,488)	-	(128,488)
Cumulative translation adjustment	-	-	-	-	(6,536)	(6,536)

Balance at 31 October 2004 (unaudited)	294	-	1	(128,488)	(6,536)	(135,023)
Common shares issued for cash - January 2005	87,999,706	88,000	146,496	-	-	234,496
Net loss for the year	-	-	-	(387,667)	-	(387,667)
Cumulative translation adjustment	-	-	-	-	(161)	(161)

Balance at 31 October 2005 (unaudited)	88,000,000	88,000	146,497	(516,155)	(6,697)	(288,355)
Acquisition of Molecular Pharmacology (USA) Limited - Recapitalization May 2006	43,553,740	43,554	(59,790)	-	-	(16,236)
Cancellation of common shares - July 2006	(20,000,000)	(20,000)	20,000	-	-	-
Net loss for the year	-	-	-	(508,260)	-	(508,260)
Cumulative translation adjustment	-	-	-	-	(16,222)	(16,222)

Balance at 31 October 2006 (unaudited)	111,553,740	111,554	106,707	(1,024,415)	(22,919)	(829,073)
Net loss for the period	-	-	-	(377,131)	-	(377,131)
Cumulative translation adjustment	-	-	-	-	(105,436)	(105,436)

Balance at 30 June 2007 (unaudited)	111,553,740	111,554	106,707	(1,401,546)	(128,355)	(1,311,640)
Net income for the year	-	-	-	62,296	-	62,296
Cumulative translation adjustment	-	-	-	-	(166,483)	(166,483)

Balance at 30 June 2008 (unaudited)	111,553,740	111,554	106,707	(1,339,250)	(294,838)	(1,415,827)
Net loss for the year	-	-	-	(94,336)	-	(94,336)
Cumulative translation adjustment	-	-	-	-	219,034	219,034

Balance at 30 June 2009 (unaudited)	111,553,740	111,554	106,707	(1,433,586)	(75,804)	(1,291,129)
Net loss for the year	-	-	-	(117,220)	-	(117,220)
Cumulative translation adjustment	-	-	-	-	(78,521)	(78,521)

Balance at 30 June 2010 (unaudited)	111,553,740	111,554	106,707	(1,550,806)	(154,325)	(1,486,870)
Net loss for the year	-	-	-	(121,860)	-	(121,860)
Cumulative translation adjustment	-	-	-	-	(357,962)	(357,962)

Balance at 30 June 2011	111,553,740	111,554	106,707	(1,672,666)	(512,287)	(1,966,692)
Net loss for the year	-	-	-	(179,382)	-	(179,382)
Cumulative translation adjustment	-	-	-	-	66,215	66,215

Balance at 30 June 2012	111,553,740	111,554	106,707	(1,852,048)	(446,072)	(2,079,859)
Net loss for the year	-	-	-	(209,900)	-	(209,900)
Cumulative translation adjustment	-	-	-	-	235,886	235,886

Balance at 30 June 2013	111,553,740	111,554	106,707	(2,061,948)	(210,186)	(2,053,873)
Net loss for the year	-	-	-	(116,928)	-	(116,928)
Cumulative translation adjustment	-	-	-	-	(62,053)	(62,053)

Balance at 30 June 2014	111,553,740	111,554	106,707	(2,178,876)	(272,239)	(2,232,854)
Net loss for the period	-	-	-	(29,026)	-	(29,026)
Cumulative translation adjustment	-	-	-	-	163,006	163,006

Balance at 30 September 2014	111,553,740	111,554	106,707	(2,207,902)	(109,233)	(2,098,874)

The accompanying notes are an integral part of these interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2014

The Company's interim consolidated financial statements as at 30 September 2014 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $29,026 for the three month period ended 30 September 2014 (30 September 2013 - $40,773; cumulative - $2,207,902) and has working capital deficit of $23,164 at 30 September 2014 (30 June 2014 - $25,655).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy for the next twelve month period from the date of these interim consolidated financial statements. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2014, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
30 September 2014

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
30 September 2014

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. As at 30 September 2014, the Company had no outstanding stock options or warrants.

Comprehensive income (loss)

ASC 220, "Comprehensive Income", establishes standards for the reporting and disclosure of comprehensive income (loss) and its components in the financial statements. As at 30 September 2014, the Company has items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

3.	Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the three month period ended 30 September 2014 are as follows:

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exist". These amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after 1 July 2014. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption is permitted. The adoption is not expected to have a material impact on the Company's interim consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after 15 December 2016. Early adoption is not permitted. The adoption is not expected to have a material impact on the Company's interim consolidated financial statements.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

4.	Equipment

			Net Book Value
	Cost	Accumulated amortization and impairment	As at 30 September 2014	As at 30 June 2014 (Audited)
	$	$	$	$

Office equipment	864	864	-	97

During the three month period ended 30 September 2014, the total additions to equipment were $Nil (30 June 2014 - $Nil) and equipment with a carrying value of $97 was written off (30 June 2014 - $Nil)

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Parties and Related Party Transactions

As at 30 September 2014, the amount due to related parties includes $1,000 payable to a director of the Company (30 June 2014 - $1,000). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2014, the amount due to related parties includes $61,291 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2014 - $55,756). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2014, the amount due to related parties includes $21,899 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2014 - $14,779). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2014, the amount due to related parties includes $7,266 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2014 - $7,844). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2014, the amount due to related parties includes $3,494 payable to a company owned by a director of the Company or an officer of PharmaNet (30 June 2014 - $Nil). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at 30 September 2014, the amount due to related parties includes $1,980,760 payable to PharmaNet (30 June 2014 - $2,127,917). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $6,933 (30 September 2013 - $8,356, cumulative - $936,952).

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued administrative fees of $8,651 (30 September 2013 - $9,489, cumulative - $99,623) by the Company, which have been recorded in office and miscellaneous expense.

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 September 2013 - $6,929, cumulative - $118,607) by the Company.

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 September 2013 - $Nil, cumulative - $41,928) by the Company.

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 September 2013 - $Nil, cumulative - $80,468) by the Company.

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued rental fees of $Nil (30 September 2013 - $Nil, cumulative - $12,987) by the Company.

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued office and miscellaneous expenses of $Nil (30 September 2013 - $Nil, cumulative - $4,481) by the Company.

During the three month period ended 30 September 2014, a director of the Company or an officer of PharmaNet, and their controlled entities were paid or accrued consulting fees of $Nil (30 September 2013 - $Nil, cumulative - $8,473) by the Company.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

Transactions comprising the amount due to PharmaNet are as follows:

	For the three month period ended 30 September 2014	For the year ended 30 June 2014 (Audited)
	$	$

Opening balance, beginning of period	2,127,917	2,007,468
Funds transferred to the Company by PharmaNet	9,172	60,054
Expenses paid by PharmaNet on behalf of the Company	291	1,304
Foreign currency translation adjustment	(156,620)	59,091

Balance, end of period	1,980,760	2,127,917

The weighted average amount due to PharmaNet for the three month period ended 30 September 2014 was $2,134,208 (30 June 2014 - $2,047,991).

7.	Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 111,553,740 common shares with a par value of $0.001 per common share.

8.	Segmented Information

Details on a geographic basis as at and for the three month period ended 30 September 2014 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	8,844	-	8,844
Long-term assets	-	-	-
Loss for the period	(19,215)	(9,811)	(29,026)

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

Details on a geographic basis as at and for the year ended 30 June 2014 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	8,871	-	8,871
Long-term assets	97	-	97
Loss for the year	(65,012)	(51,916)	(116,928)

Details on a geographic basis as at and for the three month period ended 30 September 2013 are as follows:

	Australia	U.S.A.	Total
	$	$	$

Current assets	12,573	-	12,573
Long-term assets	129	-	129
Loss for the period	(25,416)	(15,357)	(40,773)

9.	Distribution Agreement

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

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

10.	Income Taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. The differences result from the following items:

	For the three month period ended 30 September 2014	For the three month period ended 30 September 2013
	$	$

Loss before income taxes	(29,026)	(40,773)

Federal income tax rates	35.0%	35.0%

Income tax recovery based on the above rates	(10,159)	(14,271)

Increase (decrease) due to:
Difference between U.S. and foreign tax rates	961	1,271
Change in valuation allowance	(21,198)	20,671
Foreign exchange and other	30,396	(7,671)

Income tax expense	-	-

The composition of the Company's deferred tax assets as at 30 September 2014 and 30 June 2014 are as follows:

	As at 30 September 2014	As at 30 June 2014 (Audited)
	$	$

Net income tax operating loss carry-forward	2,208,726	2,281,689

Deferred tax assets	706,111	727,309
Less: Valuation allowance	(706,111)	(727,309)

Net deferred tax asset	-	-

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

The Company has non-capital loss carry-forwards of approximately $2,208,726 that may be available for tax purposes. The loss carry-forwards are all in respect to U.S. and Australian operations and expire as follows:

$

2022	20,402
2023	46,992
2024	27,717
2025	14,187
2026	261,311
2027	111,155
2028	75,463
2029	57,882
2030	48,765
2031	43,836
2032	49,005
2033	47,415
2034	55,916
2035	9,811
No expiry	1,338,869

2,208,726

A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

Molecular Pharmacology (USA) Limited

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)
30 September 2014

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 14 July 2004 to 30 September 2014	For the three month ended 30 September 2014	For the three month ended 30 September 2013
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-
Common shares issued on acquisition of MPLA	16,236	-	-
Amounts receivable acquired on recapitalization of the Company	2,226	-	-
Accounts payable assumed on recapitalization of the Company	54,624	-	-
Due to related party assumed on recapitalization of the Company	1,000	-	-

12.	Financial Instruments

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
30 September 2014

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

If the Australian dollar had weakened (strengthened) against the U.S. dollar, with all other variables held constant, by 100 basis points (1%) at period end, the impact on net loss and other comprehensive loss would have been $20,624 lower ($20,624 higher).

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

On 21 June 2013, the Company executed an agreement with a New York based company, Dermatology Development Corporation, to develop and market a range of therapeutic, cosmetic and cosmecutical products based on the ThermaLIFE product range and its active ingredient in the United States.

14.	Subsequent Event

There are no reportable events for the period from three month period ended 30 September 2014 to the date that the interim consolidated financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MOLECULAR USA FOR THE FIRST QUARTER PERIOD ENDED SEPTEMBER 30, 2014 AND SHOULD BE READ IN CONJUNCTION WITH MOLECULAR USA'S INTERIM CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THE FORM 10-Q.

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

On July 19, 2013, Molecular USA announced its wholly-owned subsidiary, MPLA, executed an agreement with a New York-based company, Dermatology Development Corporation ("DDC") to develop and market a range of therapeutic, cosmetic and cosmecutical products based on the ThermaLIFE product range and its active ingredient in the United States.

Under the terms of the agreement, DDC is contracted to drive business relationships with a number of third party entities to sell products predominantly in the dermatology and cosmetic fields in the United States in return for an establishment fee and royalties on the agreements executed as a result of DDC's services, paid for a fixed period net of MPLA's costs of sales. The engagement of DDC is limited to the provision of the services in the United States, and is for an initial one year period which may be extended by mutual agreement between MPLA and DDC.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOA"). The SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"). Many of these new requirements will affect Molecular USA and its board of directors. For instance, under the SOA, Molecular USA is required to:

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

Employees

In the period ended September 30, 2014, Molecular USA did not have any employees and does not intend to hire any employees in the upcoming year. We rely heavily on outside contractors to conduct our business.

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

Results of Operation

For the quarter ended September 30, 2014.

Revenues

REVENUE - Molecular USA has not generated any revenues for the quarter ended September 30, 2014, or since inception.

COMMON STOCK - Molecular USA has not issued any shares during the most recent quarter. As of the date of November 13, 2014, Molecular USA has 111,553,740 common shares issued and outstanding.

Expenses

SUMMARY - Total expenses were $29,026 for the three month period ended September 30, 2014. Expenses had decreased during this past three month period as compared to the three month period ended September 30, 2013 - $40,773. A total of $2,207,902 in expenses has been incurred by Molecular USA since inception on July 14, 2004 through to September 30, 2014. The decrease in costs over this three month period has occurred as the result of Molecular USA's wholly owned subsidiary decreasing its consulting fees. The costs can be subdivided into the following categories.

1.	Office Expenses and Rent: $12,717 in office expenses (for administrative costs) were incurred for the three month period ended September 30, 2014, as compared to $10,120 for the three month period ended September 30, 2013, while a total of $290,045 was incurred in the period from inception on July 14, 2004 to September 30, 2014. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.
2.	Consulting and Analysis Costs: Molecular USA relies on consultants and other third parties to conduct the majority of its research. For the three month period ended September 30, 2014, $6,933 in consulting and analysis expenses were incurred as compared to $15,285 during the three month period ended September 30, 2013. We have incurred a total of $1,468,453 in consulting and analyst fees since our inception on July 14, 2004 to September 30, 2014.
3.	Advertising and Promotion Fees: Molecular USA has spent no money in this area this year. During the three month period ended September 30, 2014, we spent $Nil on advertising and public relations and $Nil for three month period ended September 30, 2013. A total of $23,739 has been incurred in this area during the period from inception on July 14, 2004 to September 30, 2014.
4.	Professional Fees: Molecular USA incurred $7,515 in professional fees for the three month period ended on September 30, 2014, as compared to $13,697 for the three month period ended September 30, 2013. From inception on July 14, 2004 to September 30, 2014, we have incurred a total of $455,482 professional fees mainly spent on legal and accounting matters.
5.	Travel Costs: Molecular USA incurred $Nil in travel costs for the three month period ended September 30, 2014, as compared to $Nil for the three month period ended September 30, 2013 and $111,710 has been incurred in the period from inception on July 14, 2004 to September 30, 2014.
6.	Salaries and Benefit Costs: Molecular USA and its subsidiary rely primarily on outside consultants and not salaried employees. As a result, Molecular USA incurred $Nil in salaries and benefits for the three month period ended September 30, 2014 and $Nil in salaries and benefits during the three month period ended September 30, 2013. For the period July 14, 2004 (inception) through September 30, 2014, Molecular USA has spent a total of $44,464 on salaries and benefits.

Molecular USA continues to carefully control its expenses and overall costs as it moves forward with the development of its new business plan. Molecular USA does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements.

Income Tax Provision: We have losses carried forward for income tax purpose to September 30, 2014. There are no current or deferred tax expenses for the three month period ended September 30, 2014, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

Liquidity and Capital Resources

During the three month period ended September 30, 2014, Molecular USA satisfied its working capital needs by borrowing cash from its parent company PharmaNet. As of September 30, 2014, the Company had cash and cash equivalents on hand in the amount of $1,517 (June 30, 2014 - $2,378) and current payable and accrued liabilities of $32,008 (June 30, 2014 - $34,526). As of September 30, 2014, Molecular USA currently owes its parent company PharmaNet, $1,980,760, an additional $94,950 to other related parties, and $32,008 to non-related parties. Given the proposed business activities of Molecular USA and its subsidiary, management does not expect that the current level of cash on hand will be sufficient to fund its operation for the next twelve month period.

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

Off-Balance Sheet Arrangement

As of September 30, 2014, Molecular USA did not have any off-balance sheet arrangements.

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

The first conditions targeted by MPLA will be the musculoskeletal injuries. The use of a B-SIM in these markets represents a new approach to one of the world's largest over the counter drug markets and includes indications such as joint inflammation, musculoskeletal pain, overuse and strain injuries, burns and even surgical and cosmetic procedures. MPLA's proprietary, industrially scalable peptide-ligand bond exchange ("PLBE") B-SIM manufacturing process involves the disassociation of proteins, rather than the far more costly process of assembling B-SIMs one sequence at a time. The patent was lodged in the name of Cambridge Scientific; however, Molecular USA holds the worldwide exclusive license to manufacture, commercialize, market and distribute topical anti-inflammatory and analgesic products based on the proprietary MPL-TL compound.

Molecular USA is still working on the projections regarding the necessary expenditure and time frame involved in pursuing this research and development program. Any such program will also be subject to Molecular USA raising the necessary funds to advance such a program.

Capital Expenditure Commitments

Capital expenditures for the three month period ended September 30, 2014, amounted to $Nil. Molecular USA does not anticipate any significant purchase or sale of equipment over the next 12 months.

Recent Accounting Pronouncements

Certain new standards, interpretations, amendments and improvements to existing standards were issued by Financial Accounting Standards Board ("FASB"). The new standards, amendments to standards and interpretations that have been issued and that are applicable to the Company but not effective during the three month period ended September 30, 2014 are as follows:

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exist". These amendments require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from a disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after July 1, 2014. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application and early adoption is permitted. The adoption is not expected to have a material impact on the Company's interim consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption is not expected to have a material impact on the Company's interim consolidated financial statements.

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

Management carried out an evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under Exchange Act. Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. In performing the assessment, Management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

Changes in internal control over financial reporting

Based on the evaluation as of September 30, 2014, Jeffrey Edwards, our President, CEO and CFO have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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

November 13, 2014.

MOLECULAR PHARMACOLOGY (USA) LIMITED
BY:	/s/ Jeffrey Edwards
Jeffrey Edwards, President, Chief Executive Officer, Chief Financial Officer and a Member of the Board of Directors